Form 10-Q
period 1999-03-31
STATIA TERMINALS GROUP NV
filed 1999-05-13
CIK 1078029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-25821

                              --------------------

                           STATIA TERMINALS GROUP N.V.
             (Exact name of registrant as specified in its charter)

        Netherlands Antilles                                  52-2003016
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                               Tumbledown Dick Bay
                       St. Eustatius, Netherlands Antilles
                                (011) 5993-82300

     (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No  X *

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 13, 1999, 7,600,000 common shares of the issuer were outstanding.

_____________________
* The Registrant has not been subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 for the past 90 days. The Registrant filed a Form 8A and became subject to such requirements on April 22, 1999.

                           Statia Terminals Group N.V.

                          Quarterly Report on Form 10-Q
                                 March 31, 1999

                                Table of Contents

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                  Consolidated Condensed Balance Sheets                      1
                  Consolidated Condensed Statements of Income (Loss)         2
                  Consolidated Condensed Statements of Cash Flows            3
                  Notes to Consolidated Condensed Financial Statements       4
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15
Item 2.  Changes in Securities                                              15
Item 3.  Defaults Upon Senior Securities                                    15
Item 4.  Submission of Matters to a Vote of Security Holders                15
Item 5.  Other Information                                                  16
Item 6.  Exhibits and Reports on Form 8-K                                   16


     This Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements within the meaning of 27A of the Securities Act of 1933. Discussions containing such forward-looking statements may be found in Items 1, 2 and 3 of
Part I hereof, as well as within this Report generally. In addition, when used in this Report, the words "may", "will", "believe," "anticipate," "expect", "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of fluctuations in the supply of and demand for crude oil and other petroleum products, changes in the petroleum terminaling industry, added costs due to changes in government regulations affecting the petroleum industry, the loss of a major customer, the financial condition of the Company's customers, interruption of our operations caused by adverse weather conditions, the condition of the United States economy, risks associated with our efforts to comply with the Y2K requirement, and other factors included in this Report and the Company's Registration Statement on Form S-1 (File No. 333-72317). The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                        PART I - FINANCIAL INFORMATION

                         Item 1. Financial Statements

                 STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                            (Dollars in thousands)

                                                                December 31,     March 31,
                                                                   1998            1999
                                                                -----------     ----------
                                                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $  14,061       $  20,474
   Accounts receivable-
      Trade, net                                                    7,562           8,897
      Other                                                         2,328           1,611
   Inventory, net                                                   4,528           1,449
   Prepaid expenses                                                 1,417           1,645
                                                                ---------       ---------

           Total current assets                                    29,896          34,076

PROPERTY AND EQUIPMENT, net                                       209,970         209,202

OTHER NONCURRENT ASSETS, net                                        5,744           6,324
                                                                ---------       ---------

           Total assets                                         $ 245,610       $ 249,602
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                             $   9,306       $   8,956
   Accrued interest payable                                         2,027           5,984
   Dividends payable                                                7,440           9,161
   Other accrued expenses                                           8,506           8,708
                                                                ---------       ---------

           Total current liabilities                               27,279          32,809

LONG-TERM DEBT                                                    135,000         135,000
                                                                ---------       ---------

           Total liabilities                                      162,279         167,809

REDEEMABLE PREFERRED STOCK - SERIES A, B and C                     40,000          40,000

STOCKHOLDERS' EQUITY:
   Preferred stock - Series D and E                                54,824          54,824
   Notes receivable from stockholders                              (1,474)         (1,474)
   Common stock                                                         4               4
    Additional paid-in-capital                                        363             480
    Accumulated deficit                                           (10,386)        (12,041)
                                                                ---------       ---------
           Total stockholders' equity                              43,331          41,793
                                                                ---------       ---------

           Total liabilities and stockholders' equity           $ 245,610       $ 249,602
                                                                =========       =========


   The accompanying notes are an integral part of these condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)
                             (Dollars in thousands)

                                                            For the Three Months Ended
                                                                     March 31,
                                                            -------------------------
                                                                1998          1999
                                                            ----------     ----------
REVENUES                                                     $ 30,364       $ 37,415

COSTS OF SERVICES AND PRODUCTS SOLD                            25,120         28,600
                                                             --------       --------

                  Gross profit                                  5,244          8,815

ADMINISTRATIVE EXPENSES                                         2,245          2,535

SPECIAL COMPENSATION EXPENSE                                       --          1,947
                                                             --------       --------

                  Operating income                              2,999          4,333

INTEREST EXPENSE                                                4,227          4,202

INTEREST INCOME                                                   125            189
                                                             --------       --------

        Income (loss) before provision for income taxes
             and preferred stock dividends                     (1,103)           320

   PROVISION FOR INCOME TAXES                                     205            254
                                                             --------       --------

        Income (loss) before preferred stock dividends         (1,308)            66

   PREFERRED STOCK DIVIDENDS                                      925          1,721
                                                             --------       --------

        Net loss available to common stockholders            $ (2,233)      $ (1,655)
                                                             ========       ========


   The accompanying notes are an integral part of these condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  1998          1999
                                                                                    ---------      --------

   Income (loss) before preferred stock dividends                                   $ (1,308)      $     66
   Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by operating activities:
          Depreciation, amortization and non-cash charges                              2,906          3,106
         (Increase) decrease in accounts receivable-trade                              3,118         (1,335)
         (Increase) decrease in other receivables                                       (496)           717
         (Increase) decrease in inventory                                               (615)         3,079
          Increase in prepaid expenses                                                (1,451)          (228)
         (Increase) decrease in other non-current assets                                   1            (44)
          Increase (decrease) in accounts payable                                        132           (408)
          Increase in accrued expenses                                                 4,340          4,019
                                                                                    --------       --------

           Net cash provided by operating activities                                   6,627          8,972
                                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                (2,449)        (2,008)
   Proceeds from sale of property and equipment                                         --               15
                                                                                    --------       --------

           Net cash used in investing activities                                      (2,449)        (1,993)
                                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of direct costs of initial public offering of equity                        --             (566)
                                                                                    --------       --------

           Net cash used in financing activities                                        --             (566)
                                                                                    --------       --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  4,178          6,413

CASH AND CASH EQUIVALENTS, beginning of period                                         6,113         14,061
                                                                                    --------       --------

CASH AND CASH EQUIVALENTS, end of period                                            $ 10,291       $ 20,474
                                                                                    ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                                       $    104       $    188
                                                                                    ========       ========
   Cash paid for interest                                                           $     42       $     18
                                                                                    ========       ========

   The accompanying notes are an integral part of these condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                   (Dollars in thousands except share amounts)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated condensed financial statements of Statia Terminals Group N.V. ("Group") and its subsidiaries (together with Group, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1 (File No. 333-72317) related to its initial public offering of equity (the "Registration Statement"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1998 and 1999. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Additionally, the Company's initial public offering of equity will impact the Company's results of operations and financial condition. These financial statements should be read in conjunction with the Registration Statement.

2.  SEGMENT INFORMATION

     The Company is organized around several different segments, the two most significant of which are products and services, and geographic location. The Company's primary products and services are bunker and bulk product sales, and terminaling services (consisting of storage, throughput, dock charges, emergency response fees and other terminal charges).

     The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, interest income, income taxes, depreciation, amortization and certain unallocated income and expenses ("Internal EBITDA") and earnings before interest expense, interest income, income taxes and certain unallocated income and expenses ("Internal EBIT").

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                             (Dollars in thousands)


2.  SEGMENT INFORMATION--(CONTINUED)

     The following information is provided for the Company's bunker and bulk products sales and terminaling services segments:

                                          For the Three Months Ended
                                                   March 31,
                                            --------------------
                                              1998        1999
                                            -------      -------

REVENUES:
   Terminaling services                     $14,182      $16,628
   Bunker and bulk product sales             16,182       20,787
                                            -------      -------
           Total                            $30,364      $37,415
                                            =======      =======

INTERNAL EBITDA:
   Terminaling services                     $ 5,283      $ 8,105
   Bunker and bulk product sales                913        1,274
                                            -------      -------
           Total                            $ 6,196      $ 9,379
                                            =======      =======

DEPRECIATION AND AMORTIZATION EXPENSE:
   Terminaling services                     $ 2,781      $ 2,823
   Bunker and bulk product sales                125          133
                                            -------      -------
           Total                            $ 2,906      $ 2,956
                                            =======      =======

INTERNAL EBIT:
   Terminaling services                     $ 2,502      $ 5,282
   Bunker and bulk product sales                788        1,141
                                            -------      -------
           Total                            $ 3,290      $ 6,423
                                            =======      =======


         A reconciliation of Internal EBIT to the Company's income (loss) before provision for income taxes and preferred stock dividends is as follows:

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                     1998             1999
                                                                                 -------------    -------------

Internal EBIT                                                                    $      3,290     $      6,423
Unallocated operating and administrative expenses                                        (519)            (370)
Special management bonus                                                                  -             (1,947)
Interest expense excluding debt cost amortization expense                              (3,999)          (3,975)
Interest income                                                                           125              189
                                                                                 -------------    -------------

Income (loss) before provision for income taxes and preferred stock dividends    $     (1,103)    $        320
                                                                                 =============    =============

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                             (Dollars in thousands)


3.  INITIAL PUBLIC OFFERING OF EQUITY

         On April 28, 1999, Group completed its initial public equity offering of 7.6 million common shares. The offering price was $20 per share raising gross proceeds of $152,000. The gross proceeds of the offering were used primarily to redeem all of Group's outstanding preferred stock and accrued dividends, pay underwriters' discounts and fees, and pay certain other costs directly associated with the offering. The remaining proceeds of approximately $37,700 have been invested and will be utilized during the second quarter of 1999 to redeem or acquire $33,750 of the 11 3/4% mortgage notes co-issued by two of Group's subsidiaries.

         During the three months ended March 31, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

     During the three months ended March 31, 1999, the Company recorded $764 of deferred costs in the line item other noncurrent assets consisting primarily of legal, accounting and printing costs directly associated with the offering of which $566 had been paid as of March 31, 1999. During the second quarter of 1999, all such direct costs of the offering will be recorded as a reduction of stockholders' equity.

     As more fully discussed in the Registration Statement, in connection with the offering, certain previously granted stock options became fully vested, were exercised and became subordinated shares. In accordance with APB 25, the Company was amortizing as compensation expense the difference between the estimated fair value of the options at the date of grant and the exercise price over the vesting period of five years. On April 28, 1999, the remaining unamortized compensation expense associated with these options of $2,152 will be recorded as a non-cash special compensation expense and credited to additional paid-in capital.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals Group N.V. and Subsidiaries as of March 31, 1999 and the three month periods ended March 31, 1999 and 1998 included herein. Reference should also be made to the Company's Registration Statement on Form S-1 (File No. 333-72317) that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1998. You should note that we sold our Brownsville, Texas, facility on July 29, 1998, and the figures below and our consolidated condensed financial statements for the three months ended March 31, 1998 include the Brownsville facility.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by certain items in our consolidated condensed income statements.

                              Results of Operations
                             (Dollars in thousands)

                                                                     For the Three Months Ended March 31,
                                                                 -------------------------------------------
                                                                         1998                   1999
                                                                 -------------------     -------------------
                                                                             % of                    % of
                                                                 Dollars    Revenues     Dollars    Revenues
                                                                 -------    --------     -------    --------
Revenues:
  Terminaling services                                           $ 14,182     46.7%     $ 16,628      44.4%
   Bunker and bulk product sales                                   16,182     53.3%       20,787      55.6%
                                                                 --------    ------     --------    -------
   Total revenues                                                  30,364    100.0%       37,415     100.0%
 Cost of services and products sold                                25,120     82.7%       28,600      76.4%
                                                                 --------    ------     --------    -------
   Gross profit                                                     5,244     17.3%        8,815      23.6%
 Administrative expenses                                            2,245      7.4%        2,535       6.8%
 Special compensation expense                                           -         -          1,947       5.2%
                                                                 --------   ---------   --------    -------
   Operating income                                                 2,999      9.9%        4,333      11.6%
 Interest expense                                                   4,227     13.9%        4,202      11.2%
 Interest income                                                      125      0.4%          189       0.5%
                                                                 --------    ------     --------    -------
 Income (loss) before income taxes and preferred stock
   dividends                                                       (1,103)    (3.6)%         320       0.9%

 Provision for income taxes                                           205      0.7%          254       0.7%
 Preferred stock dividends                                            925      3.0%        1,721       4.6%
                                                                 --------    ------     --------    -------
   Net loss available to common stockholders                     $ (2,233)    (7.3)%    $ (1,655)     (4.4)%
                                                                 =========   =======    ========    ========

         The following tables set forth, for the periods indicated (a) the total revenues and total operating income (loss), after allocation of administrative expenses, at each of our operating locations and (b) the percentage such revenue and operating income (loss) relate to our total revenue and operating income.

                              Revenues by Location
                             (Dollars in thousands)

                                                      For the Three Months Ended March 31,
                                                   -----------------------------------------
                                                          1998                    1999
                                                   ----------------       ------------------
                                                              % of                     % of
                                                   Dollars    Total       Dollars      Total
                                                   -------    -----       -------      -----

Netherlands Antilles and the Caribbean            $ 25,269       83.2%   $  32,296      86.3%
Canada                                               4,358       14.4%       5,119      13.7%
Brownsville, Texas facility                            737        2.4%        -           -
                                                  ---------    -------   ---------    -------

    Total                                         $ 30,364      100.0%   $  37,415     100.0%
                                                  ========     =======   =========    =======

                       Operating Income (Loss) by Location
                             (Dollars in thousands)

                                                      For the Three Months Ended March 31,
                                                   -----------------------------------------
                                                          1998                    1999
                                                   ------------------     ------------------
                                                                % of                   % of
                                                   Dollars      Total     Dollars      Total
                                                   -------      -----     -------      -----
Netherlands Antilles and the Caribbean            $ 2,568        85.6%    $ 3,559       82.1%
Canada                                                755        25.2%        774       17.9%
Brownsville, Texas facility                          (324)      (10.8)%       -           -
                                                  -------      -------    --------    -------

    Total                                         $ 2,999       100.0%    $ 4,333      100.0%
                                                  =======      =======    ========    =======


         The following table sets forth for the periods indicated total capacity, capacity leased, throughput and vessel calls for each of our operating locations. "Total capacity" represents the average storage capacity available for lease for a period. "Capacity leased" represents the storage capacity leased to third parties weighted for the number of days leased in the month divided by the capacity available for lease. "Throughput" volume is the total number of inbound barrels discharged from a vessel, tank, rail car or tanker truck, not including across-the-dock or tank-to-tank transfers. A "vessel call" occurs when a vessel docks or anchors at one of our terminal locations in order to load and/or discharge cargo and/or to take on bunker fuel. Such dockage or anchorage is counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurs when we sell and deliver bunker fuel to a vessel not calling at our terminals for the above purposes. Each of these statistics is a measure of the utilization of our facilities.

       Capacity, Capacity Leased, Throughput and Vessel Calls by Location
                (Capacity and throughput in thousands of barrels)

                                         For the Three Months Ended March 31,
                                         ------------------------------------
                                              1998                   1999
                                         -------------           ------------

Netherlands Antilles and the
    Caribbean
    Total capacity                          11,334                  11,334
    Capacity leased                             85%                     95%
    Throughput                              15,296                  16,208
    Vessel calls                               195                     262

Canada
    Total capacity                           7,404                   7,404
    Capacity leased                             86%                     96%
    Throughput                              15,585                   6,924
    Vessel calls                                31                      17

Texas (1)
    Total capacity                           1,649                     N/A
    Capacity leased                             42%                    N/A
    Throughput                                 863                     N/A
    Vessel calls                                27                     N/A

All locations (1)
    Total capacity                          20,387                  18,738
    Capacity leased                             82%                     95%
    Throughput                              31,744                  23,132
    Vessel calls                               253                     279


(1) The Brownsville, Texas facility was sold on July 29, 1998. The statistics above for the three months ended March 31, 1998 include the operations of the Brownsville facility.

N/A    Not applicable due to the sale of the Brownsville facility.

Comparability

         On July 29, 1998, we sold Statia Terminals Southwest to an unrelated third-party. Our consolidated condensed financial statements for the three months ended March 31, 1998 include the operations of Statia Terminals Southwest. The operating results of Statia Terminals Southwest for the three months ended March 31, 1998 were not significant.

Revenues

         Total revenues for the three months ended March 31, 1999 were $37.4 million compared to $30.4 million for the same period of 1998, an increase of $7.0 million, or 23.2%.

         Revenues from terminaling services, which consist of storage, throughput, dock charges, emergency response fees and other terminal charges, for the three months ended March 31, 1999 were $16.6 million compared to $14.2 million for the same period of 1998, an increase of $2.4 million, or 17.2%. The improvement in terminaling services revenue for the three months ended March 31, 1999 compared to the same period in 1998 was principally due to:

o our ability to attract additional long term customers who use our facilities as part of their strategic distribution networks; and

o additional vessel calls at St. Eustatius resulting in higher dock charges and emergency response fees.


         Revenues from terminaling services at St. Eustatius increased approximately $2.5 million, or 27.2%, during the three months ended March 31, 1999, as compared to the same period of 1998, due to higher capacity leased, additional throughput and more vessel calls. Total throughput increased from
15.3 million barrels during the three months ended March 31, 1998 to 16.2 million barrels during the same period of 1999 due primarily to higher throughput of crude oil and petroleum products, and was partially offset by reduced throughput of fuel oil. Sixty-seven more vessels called at the St. Eustatius facility during the three months ended March 31, 1999 than during the same period of 1998, resulting in higher revenues from dock charges and stand-by emergency response fees. For the three months ended March 31, 1999, the overall percentage of capacity leased at this facility was 95% compared to 85% for the same period of 1998, reflecting increases in the percentage of capacity leased for fuel oil tankage and petroleum products.

         Revenues from terminaling services at Point Tupper increased $0.6 million, or 12.9% during the three months ended March 31, 1999 as compared to same period of 1998 due to higher capacity leased partially offset by reduced throughput and vessel calls. The percentage of tank capacity leased at Point Tupper increased from 86% for the three months ended March 31, 1998 to 96% for the same period of 1999. This increase was primarily the result of additional crude oil and clean petroleum products tankage leased during the three months ended March 31, 1999 as compared to the same period of 1998. Fewer vessel calls led to lower port charge revenues at this facility during the three months ended March 31, 1999 as compared to the same period of 1998.

         Revenues from bunker and bulk product sales were $20.8 million for the three months ended March 31, 1999 compared to $16.2 million for the same period in 1998, an increase of $4.6 million, or 28.5%. The increase was primarily due to an increase in the volume of bunkers and bulk product sold. Metric tons of bunkers and bulk product sold increased 58.1% during the three months ended March 31, 1999 as compared to the same period of 1998. However, average selling prices decreased 18.8% when comparing the three months ended March 31, 1999 with the same period of 1998.

Gross Profit

         Gross profit for the three months ended March 31, 1999 was $8.8 million compared to $5.2 million for the same period of 1998, representing an increase of $3.6 million, or 68.1%. The increase in gross profit is primarily the result of the increased terminaling services revenue produced at a small incremental cost. Additionally, we realized higher gross margins on bunker sales during the three months ended March 31, 1999 as compared to the same period of 1998 due to higher volumes of bunker fuels delivered.

         Gross profits from terminaling services are generally higher than gross profits from bunker and bulk product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in capacity leased. Additions or reductions in storage, throughput and ancillary revenues directly impact our gross profit. Costs for the procurement of bunker fuels and bulk petroleum products are variable and linked to global oil prices. Our bunker and bulk product costs are also impacted by market supply conditions, types of products sold and volumes delivered.

Administrative Expenses

         Administrative expenses were $2.5 million for the three months ended March 31, 1999 as compared to $2.2 million for the same period of 1998, representing an increase of $0.3 million, or 12.9%. The increase during the three months ended March 31, 1999, as compared to the same period of 1998, is primarily the result of higher personnel costs and professional fees.

Special Compensation Expense

         As more fully discussed in note 3 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, we recorded a special management bonus during the three months ended March 31, 1999 of approximately $1.9 million.

Interest Expense

         During the three months ended March 31, 1999 and 1998, we incurred $4.2 million of interest expense from interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs and certain bank charges.

Preferred Stock Dividends

         Preferred stock dividends were $1.7 million for the three months ended March 31, 1999 as compared to $0.9 million for the same period of 1998, representing an increase of $0.8 million, or 86.1%. The increase during the three months ended March 31, 1999 as compared to the same period of 1998 is the result of the increasing balance of dividends payable and a rate increase.

Net Loss

         Net loss available to common stockholders was $1.7 million for the three months ended March 31, 1999, as compared to a net loss of $2.2 million for the same period of 1998, an improvement of $0.5 million. The decrease in the net loss is attributable to the net effect of the factors discussed above.

Liquidity and Capital Resources

         During the three months ended March 31, 1999, no significant changes occurred in our debt and equity financing arrangements. No draws have occurred on the $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with our available borrowing base, which was estimated at $8.1 million at March 31, 1999. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (8.25% at March 31, 1999) and will expire on November 27, 1999.

         At March 31, 1999, we had cash and cash equivalents on hand of $20.5 million compared to $14.1 million at December 31, 1998.

         On April 28, 1999, Group completed its initial equity offering of 7.6 million common shares. The offering price was $20 per share, raising gross proceeds of $152 million. The gross proceeds of the offering were used primarily to redeem all of Group's outstanding preferred stock and pay accrued dividends, pay underwriters' discounts and fees, and pay certain other costs directly associated with the offering. Such underwriters' discounts and fees, and costs directly associated with the offering are expected to total $15.0 million, of which approximately $5.2 million will be funded from our cash on hand prior to the offering. The remaining proceeds of approximately $37.7 million have been invested and will be utilized during the second quarter of 1999 to redeem or acquire $33.8 million of the 11 3/4% mortgage notes co-issued by two of Group's subsidiaries.

         We currently believe that cash on hand, cash flow generated by operations, and amounts available under the revolving credit facility will be sufficient to fund working capital needs, to service debt, to make capital expenditures and meet other operating requirements, including any expenditures required by applicable environmental laws and regulations. Our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. We can give no assurances that our future operating performance will be sufficient to service our indebtedness or that we will be able to repay at maturity or refinance our indebtedness in whole or in part.

         Under our Articles of Incorporation we are required to distribute all of our "available cash" (as defined therein) to our shareholders. "Available cash" as defined generally includes cash from various sources after deducting such reserves as our Board of Directors may deem necessary or appropriate to provide for the proper conduct of our business, including future capital expenditures and anticipated credit needs, and to comply with debt obligations.

Cash Flow from Operating Activities

         Net cash provided by operating activities was $9.0 million and $6.6 million for the three months ended March 31, 1999 and 1998, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens and changes in various asset and liability accounts.

Cash Flow from Investing Activities

         Net cash used in investing activities was $2.0 million and $2.4 million for the three months ended March 31, 1999 and 1998, respectively. Investing activities during the three months ended March 31, 1999 and 1998 included purchases of property and equipment of $2.0 million and $2.4 million, respectively.

Cash Flow from Financing Activities

         During the three months ended March 31, 1999, the Company paid $0.6 million of legal, accounting and printing costs directly associated with its initial public offering of equity. Upon completion of the offering in the second quarter of 1999, all such direct costs of the offering will be recorded as a reduction of stockholders' equity.

Capital Expenditures

         Our capital expenditure budget for 1999 is $7.3 million for maintenance capital expenditures and $1.8 million for producing incremental revenues. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenue, and those which represent maintenance capital expenditures.

                     Summary of Capital Expenditures by Type

                             (Dollars in thousands)

                                              For the Three Months Ended March 31,
                                           -----------------------------------------
                                                  1998                   1999
                                           ------------------     ------------------
                                                        % of                   % of
                                           Dollars      Total     Dollars      Total
                                           -------      -----     -------      -----

Produce incremental revenues              $    151        6.2%    $    121       6.0%
Maintenance capital expenditures             2,298       93.8%       1,887      94.0%
                                          --------     -------    --------    -------

    Total                                 $  2,449      100.0%    $  2,008     100.0%
                                          ========     =======    ========    =======



Information Technology and the Year 2000

         Some computer software and hardware applications and embedded microprocessor, microcontroller or other processing technology applications and systems use only two digits to refer to a year rather than four digits. As a result, these applications could fail or create erroneous results in dealing with certain dates and especially if the applications recognize "00" as the year 1900 rather than the year 2000. During 1997, we developed a Year 2000 plan to upgrade our key information systems and simultaneously address the potential disruption to both operating and accounting systems that might be caused by the Year 2000 problem. The Year 2000 plan also provides for the evaluations of the systems of customers, vendors, and other third-party service providers and evaluations of our non-information technology systems, which include embedded technologies such as microcontrollers and is also referred to as non-traditional information technology.

         We have substantially completed the assessment phase of the Year 2000 plan as it relates to both traditional and non-traditional technology applications and systems. We are currently in the process of testing new Year 2000 compliant terminal operations software at our facilities. We anticipate that the Year 2000 compliant terminal operations systems will be fully implemented in the third quarter of 1999. We recently selected a fully integrated Year 2000 compliant finance, accounting, and human resources system and expect to have the new system operational by the third quarter of 1999.

         We have identified some components of our control systems at our two terminals as not being Year 2000 compliant. These systems measure, regulate, control, and maintain crude oil and petroleum product flow and fire protection equipment at the terminals. We are currently evaluating the best means to mitigate the possible adverse effects resulting from the potential failure of these systems including repair or replacement and, in most cases, have already installed and successfully tested replacements of non-compliant components. However, we believe that in a worst case scenario, existing manual overrides would prevent the failure of these systems from having a material adverse effect on our operations.

         In accordance with our Year 2000 plan, we have initiated a formal communications process with other companies with which our systems interface or rely on to determine the extent to which those companies are addressing their Year 2000 compliance. In connection with this process, we have sent numerous letters and questionnaires to third parties and are evaluating those responses as they are received. Where necessary, we will be working with those companies that are not yet Year 2000 compliant to mitigate any material adverse effect such non-compliance may have on us. Based upon information we have received and reviewed of our possible existing relationships with third parties, we do not currently anticipate that any third-party non-compliance would have a material adverse effect on our business, results of operations, or financial condition.

         In 1998, we spent $1.1 million related to our Year 2000 remediation efforts of which we have capitalized $1.0 million and expensed $0.1 million. During the three months ended March 31, 1999 we spent $0.3 million related to these efforts of which substantially all was capitalized. During the remainder of 1999, we anticipate spending an additional $0.6 million to complete these efforts of which we anticipate capitalizing $0.5 million and expensing $0.1 million. However, we cannot guarantee that these estimates will be met and actual expenditures could differ materially from these estimates.

         Based upon information currently available to us, we believe our efforts will succeed in preventing the Year 2000 issue from having a material adverse effect on us. However, the pervasive nature of the Year 2000 issue may prevent us from fully assessing and rectifying all systems that could have an effect on our business, results of operations, or financial condition.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding ninety days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products, which are sensitive to changes in commodity prices, on hand at March 31, 1999 computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       On Balance Sheet Commodity Position
                             (Dollars in thousands)

                                                    As of March 31, 1999
                                             ---------------------------------
                                             Carrying Amount        Fair Value
                                             ---------------        ----------

Petroleum Inventory:
  Statia Terminals N.V.                          $   1,164           $  1,410
  Statia Terminals Canada                              285                285
                                                 ---------           --------

Total                                            $   1,449           $  1,695
                                                 =========           ========


         Except for minor local operating expenses in Canadian dollars and Netherlands Antilles guilders, all of our transactions are in U.S. dollars. Therefore, we believe we are not significantly exposed to exchange rate fluctuations. As all of our present debt obligations carry a fixed rate of interest, except for the undrawn revolving credit facility which varies with changes in the lender's prime lending rate, we believe our exposure to interest rate fluctuations is minimal.

                                    PART II.

                                OTHER INFORMATION

                           Item 1. Legal Proceedings.

         Reference is made to the Legal Proceedings section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's amended Registration Statement on Form S-1 (File No. 333-72317). There have been no material developments in the Company's legal proceedings since the amended Registration Statement was filed.

               Item 2. Changes in Securities and Use of Proceeds.

         Reference is made to the Company's amended Registration Statement on Form S-1 (File No. 333-72317) for such changes occurring as a result of the Company's initial public offering of equity which was completed on April 28, 1999.

       On April 22, 1999, the U.S. Securities and Exchange Commission declared the Registration Statement on Form S-1 (File No. 333-72317) of Group effective for an initial public offering of equity of 7.6 million common shares. The common shares began trading on the NASDAQ National Market system under the symbol "STNV" on April 23, 1999. The offering, for which Bear Stearns & Co. Inc. and Morgan Stanley Dean Witter, among others, acted as the underwriters, closed on April 28, 1999 at $20.00 per share, yielding gross proceeds of $152 million. The underwriters may exercise an over-allotment option that would allow them to purchase an additional 760,000 common shares at $20.00 per share through May 22, 1999.

         During the three months ended March 31, 1999, the Company recorded $764,000 of deferred costs in the line item other noncurrent assets consisting primarily of legal, accounting and printing costs directly associated with the offering of which $566,000 has been paid as of March 31, 1999. The total direct costs of the offering, including underwriters' discounts of $9.9 million, are expected to total $15.0 million, resulting in net proceeds of $137.0 million to Group. Approximately $5.2 million of these direct costs will be funded from cash on hand prior to the offering. To date, net proceeds of the offering totaling $104.5 million were used primarily to redeem all of Group's outstanding preferred stock and pay accrued dividends. The remaining net proceeds of approximately $37.7 million have been invested and will be utilized during the second quarter of 1999 to redeem or acquire $33.8 million of the 11 3/4% mortgage notes co-issued by two of Group's subsidiaries.

                    Item 3. Defaults Upon Senior Securities.

                                      None.

          Item 4. Submission of Matters to a Vote of Security Holders.

         No matter has been submitted to a vote of security holders subsequent to the Company's initial public offering of equity which was completed on April 28, 1999.

                           Item 5. Other Information.

                                      None.

                    Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

         3.1 Articles of Incorporation of Statia Terminals Group N.V. (for electronic filing only)
         4.1 Fourth Amendment of Indenture and Consent Under Securities Pledge Agreement, dated April 26, 1999. (for electronic filing only)
        10.1 Amended and restated Employment Agreement effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and James G. Cameron. (for electronic filing only)
        10.2 Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and Thomas M. Thompson, Jr. (for electronic filing only)
        10.3 Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and Robert R. Russo. (for electronic filing only)
        10.4 Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and Jack R. Pine. (for electronic filing only)
        10.5 Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and John D. Franklin. (for electronic filing only)
        10.6 Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and James F. Brenner. (for electronic filing only)
        27.1 Financial Data Schedule for Statia Terminals Group N.V. (for electronic filing only)

(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Statia Terminals Group N.V.
                                                (Registrant)

Date:    May 13, 1999

                                       By:   /s/ James G. Cameron
                                           -------------------------------------
                                                James G. Cameron
                                                Director
                                                (As Authorized Officer)

                                       By: /s/ James F. Brenner
                                           -------------------------------------
                                                James F. Brenner
                                                Vice President and Treasurer
                                                (As Authorized  Officer and
                                                Principal Finance and Accounting
                                                Officer)




                                    Page S-1