Form 10-Q
period 1999-06-30
STATIA TERMINALS GROUP NV
filed 1999-08-12
CIK 1078029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 12, 1999, 7,600,000 common shares of the issuer were outstanding.

                           STATIA TERMINALS GROUP N.V.

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                  Consolidated Condensed Balance Sheets                           1
                  Consolidated Condensed Statements of Income (Loss)              2
                  Consolidated Condensed Statements of Cash Flows                 3
                  Notes to Consolidated Condensed Financial Statements            4
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                  9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk               19

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                        20
Item 2.  Changes in Securities                                                    20
Item 3.  Defaults Upon Senior Securities                                          20
Item 4.  Submission of Matters to a Vote of Security Holders                      20
Item 5.  Other Information                                                        20
Item 6.  Exhibits and Reports on Form 8-K                                         20


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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                            DECEMBER 31,           JUNE 30,
                                                                1998                 1999
                                                          ----------------     ----------------
                                                                                 (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                $      14,061        $      17,493
   Accounts receivable-
      Trade, net                                                    7,562                7,418
      Other                                                         2,328                2,723
   Inventory, net                                                   4,528                1,882
   Prepaid expenses                                                 1,417                1,059
                                                          ----------------     ----------------

           Total current assets                                    29,896               30,575

PROPERTY AND EQUIPMENT, net                                       209,970              208,482

OTHER NONCURRENT ASSETS, net                                        5,744                3,299
                                                          ----------------     ----------------

           Total assets                                     $     245,610        $     242,356
                                                          ================     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                         $       9,306        $      10,496
   Accrued interest payable                                         2,027                1,508
   Dividends payable                                                7,440                   -
   Other accrued expenses                                           8,506                9,687
                                                          ----------------     ----------------

           Total current liabilities                               27,279               21,691

LONG-TERM DEBT                                                    135,000              101,000
                                                          ----------------     ----------------

           Total liabilities                                      162,279              122,691

REDEEMABLE PREFERRED STOCK - SERIES A, B and C                     40,000                  -

STOCKHOLDERS' EQUITY:
   Preferred stock - Series D and E                                54,824                  -

   Common stock                                                         4                  -

   Common shares
                                                                      -                     76
   Subordinated shares
                                                                      -                     38
   Incentive rights
                                                                      -                    -
    Additional paid-in-capital                                        363              138,572
    Notes receivable from stockholders                             (1,474)              (1,474)
    Accumulated deficit                                           (10,386)             (17,547)
                                                          ----------------     ----------------

           Total stockholders' equity                              43,331              119,665
                                                          ----------------     ----------------

           Total liabilities and stockholders' equity       $     245,610        $     242,356
                                                          ================     ================

    The accompanying notes are an integral part of these condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                                JUNE 30,
                                                      ----------------------------------    ------------------------------------
                                                            1998               1999               1998                1999
                                                      ----------------    --------------    ----------------    ----------------
REVENUES                                                $      36,472       $    42,267       $      66,836       $      79,682

COSTS OF SERVICES AND PRODUCTS SOLD                            28,812            33,799              53,932              62,399
                                                      ----------------    --------------    ----------------    ----------------
      Gross profit                                              7,660             8,468              12,904              17,283

ADMINISTRATIVE EXPENSES                                         2,429             1,947               4,674               4,482

SPECIAL COMPENSATION EXPENSE                                      -               2,152                 -                 4,099
                                                      ----------------    --------------    ----------------    ----------------
      Operating income                                          5,231             4,369               8,230               8,702

LOSS ON DISPOSITION OF PROPERTY

      AND EQUIPMENT                                             4,000               -                 4,000                 -

INTEREST EXPENSE                                                4,218             3,735               8,445               7,937

INTEREST INCOME                                                   136               378                 262                 567
                                                      ----------------    --------------    ----------------    ----------------

      Income (loss) before provision for income
      taxes, preferred stock dividends and
      extraordinary charge                                     (2,851)            1,012              (3,953)              1,332

PROVISION FOR INCOME TAXES                                         14               239                 219                 493
                                                      ----------------    --------------    ----------------    ----------------
      Income (loss) before preferred stock
      dividends and extraordinary charge                       (2,865)              773              (4,172)                839

 PREFERRED STOCK DIVIDENDS                                        911               536               1,836               2,257
                                                      ----------------    --------------    ----------------    ----------------
      Income (loss) before extraordinary charge                (3,776)              237              (6,008)             (1,418)


EXTRAORDINARY CHARGE RELATED TO
      EARLY EXTINGUISHMENT OF DEBT                                -               4,743                 -                 4,743
                                                      ----------------    --------------    ----------------    ----------------
      Net loss available to common stockholders         $      (3,776)      $    (4,506)      $      (6,008)      $      (6,161)
                                                      ================    ==============    ================    ================

 BASIC EARNINGS PER COMMON SHARE:
      Income before extraordinary charge                $         -         $      0.45       $         -         $        0.89
      Extraordinary charge                                        -               (0.89)                -                 (1.76)
                                                      ----------------    --------------    ----------------    ----------------
      Net loss available to common stockholders         $         -         $     (0.44)      $         -         $       (0.87)
                                                      ================    ==============    ================    ================
DILUTED EARNINGS PER COMMON SHARE:
      Income before extraordinary charge                $         -         $      0.30       $         -         $        0.59
      Extraordinary charge                                        -               (0.59)                -                 (1.18)
                                                      ----------------    --------------    ----------------    ----------------
      Net loss available to common stockholders         $         -         $     (0.29)      $         -         $       (0.59)
                                                      ================    ==============    ================    ================

 BASIC AND DILUTED EARNINGS PER
      SUBORDINATED SHARE:
      Loss before extraordinary charge                  $       (1.14)      $     (0.59)      $       (1.81)      $       (1.09)
      Extraordinary charge                                        -                 -                   -                   -
                                                      ----------------    --------------    ----------------    ----------------
      Net loss available to common stockholders         $       (1.14)      $     (0.59)      $       (1.81)      $       (1.09)
                                                      ================    ==============    ================    ================

    The accompanying notes are an integral part of these condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                               ----------------------------------
                                                                                    1998               1999
                                                                               --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss available to common stockholders                                    $     (6,008)       $     (6,161)
   Adjustments to reconcile net loss available to common stockholders to net cash provided by operating activities:
           Extraordinary charge related to early extinguishment of debt                  -                 4,743
           Non-cash special compensation expense                                         -                 2,152
           Depreciation, amortization and non-cash charges                             6,202               6,101
           Loss on disposition of property and equipment                               4,000                 -
           Preferred stock dividends accrued                                           1,836               2,257
           Decrease in accounts receivable-trade                                       2,295                 144
          (Increase) decrease in other receivables                                       249                (395)
           Decrease in inventory                                                          84               2,646
           Increase in prepaid expenses                                               (1,192)               (420)
           Increase in other non-current assets                                          (96)                (34)
           Increase (decrease) in accounts payable                                      (521)              1,190
           Increase in accrued expenses                                                  845                 662
                                                                               --------------     ---------------

           Net cash provided by operating activities                                   7,694              12,885
                                                                               --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                (5,169)             (4,057)
   Proceeds from sale of property and equipment                                          -                    15
                                                                               --------------     ---------------
           Net cash used in investing activities                                      (5,169)             (4,042)
                                                                               --------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering of common shares                            -               136,757
    Redemption of preferred stock                                                        -               (94,824)
    Repurchase of First Mortgage Notes                                                   -               (37,681)
    Payment of preferred stock dividends                                                 -                (9,697)
    Additional issuance of subordinated shares and incentive rights                      -                    34
                                                                               --------------     ---------------
           Net cash used in financing activities                                         -                (5,411)
                                                                               --------------     ---------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                  2,525               3,432

CASH AND CASH EQUIVALENTS, beginning of period                                         6,112              14,061
                                                                               --------------     ---------------
CASH AND CASH EQUIVALENTS, end of period                                        $      8,637        $     17,493
                                                                               ==============     ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                   $        224       $         359
                                                                               ==============     ===============
   Cash paid for interest                                                       $      7,989       $       8,030
                                                                               ==============     ===============

    The accompanying notes are an integral part of these condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals Group N.V. ("Group") and its subsidiaries (together with Group, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1 (File No. 333-72317) related to its initial public offering of equity (the "Registration Statement"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 1999 and the results of operations and cash flows for the six months ended June 30, 1998 and 1999. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Additionally, the Company's initial public offering of equity which closed on April 28, 1999 will impact the Company's results of operations and financial condition. These financial statements should be read in conjunction with the Registration Statement.

         For all periods presented herein, there were no differences between net income and comprehesive income.

2.  SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are products and services, and geographic location. The Company's primary products and services are bunker and bulk product sales, and terminaling services (consisting of storage, throughput, dock charges, emergency response fees and other terminal charges).

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2.  SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and bunker and bulk products sales segments:

                                                     FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                                 JUNE 30,
                                                 ------------------------------------     ------------------------------------
                                                      1998                1999                 1998                1999
                                                 ---------------     ----------------     ---------------     ----------------
REVENUES:
     Terminaling services                          $     16,974        $      17,408        $     31,156        $      34,036
     Bunker and bulk product sales                       19,498               24,859              35,680               45,646
                                                 ---------------     ----------------     ---------------     ----------------
                        Total                      $     36,472        $      42,267        $     66,836        $      79,682
                                                 ===============     ================     ===============     ================
INTERNAL EBITDA:
     Terminaling services                          $      7,605        $       7,821        $     12,888        $      15,926
     Bunker and bulk product sales                          753                1,258               1,666                2,532
                                                 ---------------     ----------------     ---------------     ----------------
                        Total                      $      8,358        $       9,079        $     14,554        $      18,458
                                                 ===============     ================     ===============     ================
DEPRECIATION AND AMORTIZATION
     EXPENSE:
     Terminaling services                          $      2,816        $       2,751        $      5,597        $       5,574
     Bunker and bulk product sales                          127                  156                 252                  289
                                                 ---------------     ----------------     ---------------     ----------------
                        Total                      $      2,943        $       2,907        $      5,849        $       5,863
                                                 ===============     ================     ===============     ================
INTERNAL EBIT:
     Terminaling services                          $      4,790                5,070        $      7,292        $      10,352
     Bunker and bulk product sales                          626                1,102               1,414                2,242
                                                 ---------------     ----------------     ---------------     ----------------
                        Total                      $      5,416                6,172        $      8,706        $      12,594
                                                 ===============     ================     ===============     ================

         A reconciliation of Internal EBIT to the Company's income (loss) before provision for income taxes, preferred stock dividends and extraordinary charge is as follows:

                                                     FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                                JUNE 30,
                                                 ------------------------------------    ------------------------------------
                                                      1998                1999                1998                 1999
                                                 ---------------     ----------------    ----------------     ---------------
Internal EBIT                                      $      5,416        $       6,172       $       8,706        $     12,594
Unallocated operating and administrative
         income (expenses)                                 (413)                 150                (932)               (219)
Special compensation expense                                -                 (2,152)                -                (4,099)
Interest expense excluding debt
         amortization expense                            (3,990)              (3,536)             (7,989)             (7,511)
Interest income                                             136                  378                 262                 567
Loss on sale of Statia Terminals
          Southwest, Inc.                                (4,000)                 -                (4,000)                -
                                                 ---------------     ----------------    ----------------     ---------------
Income (loss) before provision for income
         taxes, preferred stock dividends, and
         extraordinary charge                      $     (2,851)       $       1,012       $      (3,953)       $      1,332
                                                 ===============     ================    ================     ===============

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

3.  EARNINGS PER SHARE

         In connection with its initial public offering of equity discussed below, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). Earnings per share are computed based upon the "Participating Securities and Two-Class Common Stock" methodology as required by SFAS No. 128. Earnings and losses have been allocated to each class of common stock based upon changes in the historical basis liquidation values of the classes of common stock during the periods presented as determined in accordance with the Company's Articles of Incorporation. Under this methodology, all of the earnings and losses prior to the closing of the Company's initial public offering of equity on April 28, 1999 have been allocated to the subordinated shareholders. All of the earnings and losses subsequent to April 28, 1999 have been allocated to the common shareholders.

         Basic earnings (loss) per share is computed by dividing the earnings and losses allocated to each class of common stock by the weighted average number of shares outstanding for each class during the period. Diluted earnings
(loss) per share is computed the same as basic earnings (loss) per share except the denominator is adjusted for the effect of common share and subordinated share equivalents outstanding. For periods prior to April 28, 1999, subordinated share equivalents include, where appropriate, the assumed exercise of previously outstanding stock options and the conversion of the Company's Series B preferred stock.

         All earnings per share amounts presented have been adjusted to give retroactive effect, as of the beginning of each period presented, to the reclassification and additional issuance of subordinated shares and incentive rights that occurred in connection with the initial public offering of equity. The Company's previously outstanding stock options and preferred stock with conversion features were antidilutive for all periods presented.

         The following additional information is presented with respect to the Company's earnings per share amounts:

                                                       FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                   -----------------------------------    ------------------------------------
                                                        1998               1999                1998                1999
                                                   --------------    -----------------    ----------------    ----------------
EARNINGS PER COMMON SHARE

 Earnings and losses allocated to common shares:
        Income before extraordinary charge           $     -           $        2,385       $       -           $       2,385
        Extraordinary charge                               -                   (4,743)              -                  (4,743)
                                                   --------------    -----------------    ----------------    ----------------
        Net loss available to common stockholders    $     -           $       (2,358)      $       -           $      (2,358)
                                                   ==============    =================    ================    ================
 Weighted average common shares outstanding                -                    5,345               -                   2,687
 Dilutive effect of weighted average subordinated
          shares outstanding                               -                    2,673               -                   1,344
                                                   --------------    -----------------    ----------------    ----------------
 Diluted common shares outstanding                         -                    8,018               -                   4,031
                                                   ==============    =================    ================    ================

EARNINGS PER SUBORDINATED SHARE
 Earnings and losses allocated to subordinated shares:
        Loss before extraordinary charge             $    (3,776)      $       (2,148)     $       (6,008)      $      (3,803)
        Extraordinary charge                               -                    -                   -                   -
                                                   --------------    -----------------    ----------------    ----------------
        Net loss available to common stockholders    $    (3,776)      $       (2,148)     $       (6,008)      $      (3,803)
                                                   ==============    =================    ================    ================

 Weighted average subordinated shares outstanding          3,305                3,653               3,312               3,480
  Dilutive effect of stock options and preferred
          stock with conversion features                   -                    -                   -                   -
                                                   --------------    -----------------    ----------------    ----------------
  Diluted subordinated shares outstanding                  3,305                3,653               3,312               3,480
                                                   ==============    =================    ================    ================

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

4.  INITIAL PUBLIC OFFERING OF EQUITY

         On April 28, 1999, Group completed its initial public equity offering of 7.6 million common shares. The offering price was $20 per share raising gross proceeds of $152,000. The gross proceeds of the offering were used primarily to redeem all of Group's outstanding Series A-E preferred stock and pay accrued dividends, pay underwriters' discounts and fees, and pay certain other costs directly associated with the offering. The remaining proceeds were invested and used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34,000 of the Company's 11 3/4% First Mortgage Notes (the "Notes") for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. During the second quarter of 1999, the acquisition costs and the unamortized deferred financing costs related to the repurchased Notes ($1,062) were recorded as an extraordinary charge. There was no income tax effect associated with this extraordinary charge.

         During the three months ended March 31, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

         As more fully discussed in the Registration Statement, in connection with the offering, certain previously granted stock options became fully vested, were exercised and became subordinated shares. In accordance with APB 25, the Company was amortizing as compensation expense the difference between the estimated fair value of the options at the date of grant and the exercise price over the vesting period of five years. During the period from January 1, 1999 to April 28, 1999, $154 was amortized as compensation expense and credited to additional paid in capital. On April 28, 1999, the remaining unamortized compensation expense associated with these options of $2,152 was recorded as a non-cash special compensation expense and credited to additional paid-in capital.

         The following additional information for the six months ended June 30, 1999 is presented with respect to the Company's equity accounts.

                                   PREFERRED STOCK -       NOTES
                                    SERIES D AND E       RECEIVABLE       COMMON STOCK      ADDITIONAL
                                  ------------------        FROM        ----------------     PAID-IN     ACCUMULATED
                                  SHARES      AMOUNT    STOCKHOLDERS    SHARES    AMOUNT     CAPITAL       DEFICIT       TOTAL
                                  ------     --------   ------------    ------    ------    ----------   -----------   ----------
BALANCE, December 31, 1998            55     $ 54,824   $    (1,474)        41    $    4    $      363   $  (10,386)   $  43,331
Net proceeds from initial public
    offering of common shares         -           -             -        7,600        76       136,681          -        136,757
Exercise of stock options,
    reclassification of subordinated
    shares and additional issuance of
    subordinated shares and
    incentive rights                  -           -             -        3,797        34           -            -             34
Vesting of stock options              -           -             -          -          -          2,152          -          2,152
Amortization expense related
    to issuance of options            -           -             -          -          -            154          -            154
Write-off of prepaid Castle Harlan
    management fee                    -           -             -          -          -           (778)         -           (778)
Redemption of preferred stock       (55)      (54,824)          -          -          -            -            -        (54,824)
Dividend of Petroterminal de
    Panama shares                     -           -             -          -          -            -         (1,000)      (1,000)
Net loss available to
    common stockholders               -           -             -          -          -            -         (6,161)      (6,161)
                                  ------     --------   ------------    ------    ------    ----------   -----------   ----------
BALANCE, June 30, 1999                -           -     $    (1,474)    11,438    $  114    $  138,572   $  (17,547)   $ 119,665
                                  ======     ========   ============    ======    ======    ==========   ===========   ==========

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

4.  INITIAL PUBLIC OFFERING OF EQUITY- (CONTINUED)

     The following unaudited pro forma consolidated results of operations for the three-month and six-month periods ended June 30, 1998 and 1999 were prepared to illustrate the estimated effects of:

     o   the disposition of Statia Terminals Southwest,
     o   the elimination of the Castle Harlan management fee, and
     o the use of the net proceeds from the initial public offering of equity and the restructuring as described in the Registration Statement,

(collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of each of these respective periods. The unaudited pro forma consolidated condensed results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and the notes thereto, and the other financial information included in the Registration Statement. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.

                                                              UNAUDITED SELECTED PRO FORMA CONSOLIDATED RESULTS
                                                  --------------------------------------------------------------------------
                                                      FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                               JUNE 30,
                                                  -----------------------------------    -----------------------------------
                                                        1998                1999               1998                 1999
                                                  ---------------     ---------------    ----------------    ---------------
REVENUES                                             $    35,596         $    42,267        $    65,223         $    79,682
                                                  ---------------     ---------------    ----------------    ---------------
OPERATING INCOME                                     $     5,508         $     6,626        $     8,966         $    13,244
                                                  ---------------     ---------------    ----------------    ---------------

NET INCOME AVAILABLE
         TO COMMON STOCKHOLDERS                      $     2,469         $     3,441        $     2,682         $     6,848
                                                  ---------------     ---------------    ----------------    ---------------
DEPRECIATION                                         $     2,566         $     2,708        $     5,097         $     5,437
                                                  ---------------     ---------------    ----------------    ---------------
EBITDA                                               $     8,210         $     9,617        $    14,325         $    19,153
                                                  ---------------     ---------------    ----------------    ---------------
BASIC EARNINGS PER COMMON SHARE                      $     0.32          $     0.45         $     0.35          $     0.90
                                                  ---------------     ---------------    ----------------    ---------------
DILUTED EARNINGS PER COMMON SHARE
                                                     $     0.22          $     0.30         $     0.24          $     0.60
                                                  ---------------     ---------------    ----------------    ---------------
WEIGHTED AVERAGE COMMON  SHARES
OUTSTANDING:                                               7,600               7,600               7,600              7,600
                                                  ---------------     ---------------    ----------------    ---------------
DILUTED COMMON SHARES OUTSTANDING:                        11,400              11,400              11,400             11,400
                                                  ---------------     ---------------    ----------------    ---------------

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals Group N.V. and Subsidiaries as of June 30, 1999 and the three and six month periods ended June 30, 1999 and 1998 included herein. Reference should also be made to the Company's Registration Statement on Form S-1 that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1998. You should note that we sold our Brownsville, Texas, facility on July 29, 1998, and the figures below and our consolidated condensed financial statements for the three and six months ended June 30, 1998 include the Brownsville facility.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, the percentage of revenues represented by certain items in our consolidated condensed income statements.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                                                 ------------------------------------------
                                                                         1998                   1999
                                                                 -------------------   --------------------
                                                                              % OF                   % OF
                                                                 REVENUES    DOLLARS   REVENUES     DOLLARS
                                                                 --------    -------   --------     -------
Revenues:
  Terminaling services                                           $ 16,974     46.5%     $ 17,408     41.2%
   Bunker and bulk product sales                                   19,498     53.5%       24,859     58.8%
                                                                ---------  --------    ---------  --------
   Total revenues                                                  36,472    100.0%       42,267    100.0%
 Cost of services and products sold                                28,812     79.0%       33,799     80.0%
                                                                ---------  --------    ---------  --------
   Gross profit                                                     7,660     21.0%        8,468     20.0%
 Administrative expenses                                            2,429      6.7%        1,947      4.6%
 Special compensation expense                                         -          -         2,152      5.1%
                                                                ---------  --------    ---------  --------
   Operating income                                                 5,231     14.3%        4,369     10.3%
 Loss on disposition of property and equipment                      4,000     11.0%      -              -
 Interest expense                                                   4,218     11.5%        3,735      8.8%
 Interest income                                                      136      0.4%          378      0.9%
                                                                ---------  --------    ---------  --------
 Income (loss) before income taxes, preferred stock dividends
   and extraordinary charge                                        (2,851)   (7.8)%        1,012      2.4%
 Provision for income taxes                                            14      0.1%          239      0.6%
 Preferred stock dividends                                            911      2.5%          536      1.3%
 Extraordinary charge related to early extinguishment of debt         -          -         4,743     11.2%
                                                                ---------  --------    ---------  --------
   Net loss available to common stockholders                     $ (3,776)   (10.4)%    $(4,506)    (10.7)%
                                                                ==========   =======   =========  =========

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------------------------
                                                                         1998                   1999
                                                                 -------------------   --------------------
                                                                             % OF                    % OF
                                                                REVENUES    DOLLARS    REVENUES     DOLLARS
                                                                --------    -------    --------     -------
Revenues:
  Terminaling services                                           $ 31,156     46.6%     $ 34,036     42.7%
   Bunker and bulk product sales                                   35,680     53.4%       45,646     57.3%
                                                                ---------  --------    ---------  --------
   Total revenues                                                  66,836    100.0%       79,682    100.0%
 Cost of services and products sold                                53,932     80.7%       62,399     78.3%
                                                                ---------  --------    ---------  --------
   Gross profit                                                    12,904     19.3%       17,283     21.7%
 Administrative expenses                                            4,674      7.0%        4,482      5.6%
 Special compensation expense                                         -          -         4,099      5.2%
                                                                ---------  --------    ---------  --------
   Operating income                                                 8,230     12.3%        8,702     10.9%
 Loss on disposition of property and equipment                      4,000      6.0%          -          -
 Interest expense                                                   8,445     12.6%        7,937     10.0%
 Interest income                                                      262      0.4%          567      0.7%
                                                                ---------  --------    ---------  --------
 Income (loss) before income taxes, preferred stock dividends
   and extraordinary charge                                        (3,953)   (5.9)%        1,332      1.6%
 Provision for income taxes                                           219      0.3%          493      0.6%
 Preferred stock dividends                                          1,836      2.8%        2,257      2.8%
 Extraordinary charge related to early extinguishment of debt         -          -         4,743      6.0%
                                                                ---------  --------    ---------  --------
   Net loss available to common stockholders                     $ (6,008)    (9.0)%    $ (6,161)    (7.8)%
                                                                ==========   =======   ========== =========

         The following tables set forth, for the periods indicated (a) the total revenues and total operating income (loss), after allocation of administrative expenses, at each of our operating locations and (b) the percentage such revenue and operating income (loss) relate to our total revenue and operating income.

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                                                 ------------------------------------------
                                                                        1998                   1999
                                                                 -------------------   --------------------
                                                                              % OF                   % OF
                                                                DOLLARS       TOTAL      DOLLARS     TOTAL
                                                               --------      -------    ---------   -------
Netherlands Antilles and the Caribbean                         $ 30,552        83.8%   $  36,186      85.6%
Canada                                                            5,044        13.8%       6,081      14.4%
Brownsville, Texas facility                                         876         2.4%         -           -
                                                               --------      -------    ---------   -------
    Total                                                      $ 36,472       100.0%   $  42,267     100.0%
                                                               ========      =======   ==========   =======

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------------------------
                                                                        1998                    1999
                                                                 -------------------   --------------------
                                                                              % OF                   % OF
                                                                DOLLARS       TOTAL      DOLLARS     TOTAL
                                                               --------      -------    ---------   -------
Netherlands Antilles and the Caribbean                         $ 55,821        83.5%    $  68,482     85.9%
Canada                                                            9,402        14.1%       11,200     14.1%
Brownsville, Texas facility                                       1,613         2.4%          -          -
                                                               --------      -------    ---------   -------
    Total                                                      $ 66,836       100.0%    $  79,682    100.0%
                                                               =========     =======    =========   =======

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                       OPERATING INCOME (LOSS) BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                                                 ------------------------------------------
                                                                        1998                    1999
                                                                 -------------------   --------------------
                                                                              % OF                   % OF
                                                                DOLLARS       TOTAL      DOLLARS     TOTAL
                                                                -------       ------     -------     -----
Netherlands Antilles and the Caribbean                         $  3,756        71.8%     $ 3,016     69.0%
Canada                                                            1,634        31.2%       1,353     31.0%
Brownsville, Texas facility                                        (159)      (3.0)%         -          -
                                                               --------      -------     -------    ------
    Total                                                      $  5,231       100.0%     $ 4,369    100.0%
                                                               ========      =======     =======    ======

                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------------------------
                                                                        1998                    1999
                                                                 -------------------   --------------------
                                                                              % OF                   % OF
                                                                DOLLARS       TOTAL      DOLLARS     TOTAL
                                                                -------       ------     -------     ------
Netherlands Antilles and the Caribbean                         $ 6,322         76.9%     $ 6,575      75.6%
Canada                                                           2,390         29.0%       2,127      24.4%
Brownsville, Texas facility                                       (482)       (5.9)%         -           -
                                                               -------       -------     -------    -------
    Total                                                      $ 8,230        100.0%     $ 8,702     100.0%
                                                               =======       =======     =======    =======

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)

                                                  FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                           JUNE 30,                               JUNE 30,
                                               ----------------------------------     ---------------------------------
                                                    1998               1999               1998               1999
                                               ---------------    ---------------     --------------    ---------------
Netherlands Antilles and
   the Caribbean
                  Total capacity                      11,334              11,334             11,334             11,334
                  Capacity leased                        93%                 91%                89%                93%
                  Throughput                          16,231              17,468             31,527             33,676
                  Vessel calls                           225                 258                420                520

Canada
                  Total capacity                       7,404               7,404              7,404              7,404
                  Capacity leased                        89%                 94%                88%                95%
                  Throughput                          11,613              15,410             27,198             22,334
                  Vessel calls                            32                  42                 63                 59

 Texas (1)
                  Total capacity                       1,649                 N/A              1,649                N/A
                  Capacity leased                        58%                 N/A                50%                N/A
                  Throughput                           1,013                 N/A              1,876                N/A
                  Vessel calls                            32                 N/A                 59                N/A

All locations (1)
                   Total capacity                     20,387              18,738             20,387             18,738
                   Capacity leased                       89%                 92%                85%                94%
                   Throughput                         28,857              32,878             60,601             56,010
                   Vessel calls                          289                 300                542                579

(1) The Brownsville, Texas facility was sold on July 29, 1998. The statistics above for the three and six months ended June 30, 1998 include the operations of the Brownsville facility.

N/A      Not applicable due to the sale of the Brownsville facility.

COMPARABILITY

         On July 29, 1998, we sold Statia Terminals Southwest to an unrelated third-party. Our consolidated condensed financial statements for the three and six months ended June 30, 1998 include the operations of Statia Terminals Southwest. The operating results of Statia Terminals Southwest for the three and six months ended June 30, 1998 were not significant. Additionally, our initial public offering of equity which closed on April 28, 1999 impacted our results of operations and financial condition.

REVENUES

         Total revenues for the three and six months ended June 30, 1999 were $42.3 million and $79.7 million, compared to $36.5 million and $66.8 million for the same periods of 1998, representing increases of $5.8 million, or 15.9% and $12.9 million, or 19.2%, respectively.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from terminaling services, which consist of storage, throughput, dock charges, emergency response fees and other terminal charges, for the three and six months ended June 30, 1999 were $17.4 million and $34.0 million, compared to $17.0 million and $31.2 million for the same periods of 1998, representing increases of $0.4 million, or 2.6% and $2.9 million, or 9.2%, respectively. The improvement in terminaling services revenue for the three and six months ended June 30, 1999 compared to the same periods in 1998 was principally due to:

o our ability to attract additional customers who use our facilities as part of their strategic distribution networks;

o additional vessel calls at St. Eustatius resulting in higher dock charges and emergency response fees; and

o higher lease rates per barrel of capacity leased due to contractual price escalations and favorable petroleum market storage conditions.

         For the six months ended June 30, 1999, approximately 48.3% of our tank capacity and approximately 61.3% of our storage and throughput revenues, excluding related ancillary services, were from long term contracts.

         Revenues from terminaling services at St. Eustatius increased approximately $0.1 million, or 0.7%, and $2.6 million, or 11.4%, during the three and six months ended June 30, 1999, as compared to the same periods of 1998, due to additional throughput and more vessel calls during the three and six months ended June 30, 1999 and due to higher capacity leased during the six months ended June 30, 1999. Total throughput increased from 16.2 million and
31.5 million barrels during the three and six months ended June 30, 1998 to 17.5 million and 33.7 million barrels during the same periods of 1999 due primarily to higher throughput of crude oil and petroleum products which was partially offset by reduced throughput of fuel oil.

         For the six months ended June 30, 1999, the overall percentage of capacity leased at this facility was 93% compared to 89% for the same period of 1998, reflecting increases in the percentage of capacity leased for fuel oil tankage and petroleum products. The percentage of capacity leased for fuel oil tankage and petroleum products decreased during the three months ended June 30, 1999 as compared to the same period of 1998 primarily as a result of certain tanks being removed from service due to routine maintenance. Thirty-three and one hundred more vessels called at the St. Eustatius facility during the three and six months ended June 30, 1999 than during the same periods of 1998, resulting in higher revenues from dock charges and stand-by emergency response fees.

         Revenues from terminaling services at Point Tupper increased $1.0 million, or 20.0% and $1.7 million, or 18.5% during the three and six months ended June 30, 1999 as compared to the same periods of 1998 due to higher capacity leased partially offset by reduced throughput and vessel calls. The percentage of tank capacity leased at Point Tupper increased from 89% and 88% for the three and six months ended June 30, 1998 to 94% and 95% for the same periods of 1999. These increases were primarily the result of additional crude oil and clean petroleum products tankage leased during the three and six months ended June 30, 1999 as compared to the same periods of 1998. Fewer vessel calls during the six months ended June 30, 1999 as compared to the same period of 1998 led to lower revenues from port charges, which consist of dock charges, emergency response fees and other terminal charges, at this facility during the six months ended June 30, 1999. Revenues from port charges increased during the three months ended June 30, 1999 as compared to the same period of 1998 as a result of more vessel calls during the second quarter of 1999.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from bunker and bulk product sales were $24.9 million and $45.6 million for the three and six months ended June 30, 1999 compared to $19.5 million and $35.7 million for the same periods of 1998, an increase of $5.4 million, or 27.5% and $10.0 million, or 27.9%. These increases were primarily due to an increase in the volume of bunkers and bulk product sold. Metric tons of bunkers and bulk product sold increased 12.8% and 32.4% during the three and six months ended June 30, 1999 as compared to the same periods of 1998. Average selling prices increased 13.0% and decreased 3.4% when comparing the three and six months ended June 30, 1999 with the same periods of 1998. These changes in average selling prices were primarily the result of changes in the world oil market.

GROSS PROFIT

         Gross profit for the three and six months ended June 30, 1999 was $8.5 million and $17.3 million compared to $7.7 million and $12.9 million for the same periods of 1998, representing increases of $0.8 million, or 10.5% and $4.4 million, or 33.9%. These increases in gross profit are primarily the result of the increased terminaling services revenue produced at a small incremental cost. Additionally, we realized higher gross margins on bunker sales during the three and six months ended June 30, 1999 as compared to the same periods of 1998 due to higher volumes of bunker fuels delivered.

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

ADMINISTRATIVE EXPENSES

         Administrative expenses were $1.9 million and $4.5 million for the three and six months ended June 30, 1999 as compared to $2.4 million and $4.7 million for the same periods of 1998, representing decreases of $0.5 million, or 19.8% and $0.2 million, or 4.1%. The decreases during the three and six months ended June 30, 1999, as compared to the same periods of 1998, are primarily the result of the termination of the Castle Harlan management fee subsequent to our initial public offering of equity which was partly offset by higher personnel costs.

SPECIAL COMPENSATION EXPENSE

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, we recorded special compensation expense during the three and six months ended June 30, 1999 of $2.2 million and $4.1 million, respectively.

INTEREST EXPENSE

         During the three and six months ended June 30, 1999, we incurred $3.7 million and $7.9 million of interest expense compared to $4.2 million and $8.4 million for the same periods of 1998. Interest expense includes interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs, other interest expenses and certain bank charges. In May 1999, we repurchased $34 million of the mortgage notes which resulted in lower interest expense on this debt.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

PROVISION FOR INCOME TAXES

         Provision for income taxes was $0.2 million and $0.5 million for the three and six months ended June 30, 1999 as compared to $0.01 million and $0.2 million for the same periods of 1998. The provision for income taxes has been increased in 1999 in contemplation of a new tax agreement with the governments of the Netherlands Antilles and island of St. Eustatius (see further discussions regarding the tax agreement and taxation matters in the Registration Statement).

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends were $0.5 million and $2.3 million for the three and six months ended June 30, 1999 as compared to $0.9 million and $1.8 million for the same periods of 1998, representing a decrease of $0.4 million and an increase of $0.4 million. The decrease during the three months ended June 30, 1999 as compared to the same period of 1998 is the result of the redemption of all outstanding preferred stock in connection with our initial public offering of equity. The increase during the six months ended June 30, 1999 is the result of the increasing balance of dividends payable and a rate increase.

EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, we recognized an extraordinary charge of $4.7 million during the three months ended June 30, 1999 in connection with the repurchase of $34 million of our 11 3/4% mortgage notes. There was no income tax effect associated with this extraordinary charge.

NET LOSS

         Net loss available to common stockholders was $4.5 million and $6.2 million for the three and six months ended June 30, 1999, as compared to a net loss of $3.8 million and $6.0 million for the same periods of 1998, an increase of $0.7 million and $0.2 million. The increases in the net loss are attributable to the net effect of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCEs

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, and Changes in Securities and Use of Proceeds in Part II, Item 2 of this Report, our initial public offering of equity closed on April 28, 1999. The net proceeds of the offering were used primarily to redeem all of our outstanding preferred stock and pay accrued dividends, and repurchase in the open market a principal amount of $34 million of our mortgage notes, leaving $101 million of mortgage notes outstanding. It is anticipated that the repurchase of the mortgage notes will result in annual reductions in interest payments of $5.0 million.

         No draws have occurred on the $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with our available borrowing base, which was estimated at $6.1 million at June 30, 1999. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (8.5% at August 12, 1999) and will expire on November 27, 1999.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         At June 30, 1999, we had cash and cash equivalents on hand of $17.5 million compared to $14.1 million at December 31, 1998. We currently believe that cash on hand, cash flow generated by operations, and amounts available under the revolving credit facility will be sufficient to fund working capital needs, to service debt, to make capital expenditures and to meet other operating requirements, including any expenditures required by applicable environmental laws and regulations. Our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. We can give no assurances that our future operating performance will be sufficient to service our indebtedness or that we will be able to repay at maturity or refinance our indebtedness in whole or in part.

         As more fully discussed in the Registration Statement, under our Articles of Incorporation we are required to distribute all of our "available cash" (as defined therein) generated from operations to our shareholders. "Available cash" as defined generally includes cash from various sources after deducting such reserves as our Board of Directors may deem necessary or appropriate to provide for the proper conduct of our business, including future capital expenditures and anticipated credit needs, and to comply with debt obligations.

         On July 29, 1999, our Board of Directors declared a distribution of $0.3165 per share to common and subordinated shareholders. The distribution is payable to shareholders of record as of the close of business on August 4, 1999 and will be paid on August 13, 1999 only to common shareholders. We will retain the distribution on subordinated shares until the end of the deferral period which lasts until at least June 30, 2001. The distribution represents our target quarterly distribution of $0.45 per share prorated for the period from the date of closing of our initial public offering of equity on April 28, 1999 through June 30, 1999.

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $7.7 million and $12.9 million for the six months ended June 30, 1998 and 1999, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges and changes in various asset and liability accounts.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities was $5.2 million and $4.0 million for the six months ended June 30, 1998 and 1999, respectively. Investing activities during the six months ended June 30, 1998 and 1999 included purchases of property and equipment of $5.2 million and $4.1 million, respectively.

CASH FLOW FROM FINANCING ACTIVITIES

         Our cash flows from financing activities for the six months ended June 30, 1999 are more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, and Changes in Securities and Use of Proceeds in Part II, Item 2 of this Report.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

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

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)

                                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                                                      -----------------------------------
                                                                           1998                 1999
                                                                      ---------------     ---------------
                                                                                % OF                   % OF
                                                                   DOLLARS      TOTAL     DOLLARS      TOTAL
                                                                  --------     -------    --------    -------
Produce incremental revenues                                      $     68        3.0%    $    175       8.6%
Maintenance capital expenditures                                     2,507       97.0%       1,859      91.4%
                                                                  --------     -------    ---------   -------
    Total                                                         $  2,575      100.0%   $   2,034     100.0%
                                                                  ========     =======    =========   =======

                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                                      -----------------------------------
                                                                           1998                 1999
                                                                      ---------------     ---------------
                                                                                % OF                   % OF
                                                                   DOLLARS      TOTAL     DOLLARS      TOTAL
                                                                  --------     -------    --------    -------
Produce incremental revenues                                      $    219        4.0%    $    296       7.3%
Maintenance capital expenditures                                     4,950       96.0%       3,761      92.7%
                                                                  --------     -------    --------    -------
    Total                                                         $  5,169      100.0%    $  4,057     100.0%
                                                                  =======      =======    =========   =======


INFORMATION TECHNOLOGY AND THE YEAR 2000

         Some computer software and hardware applications and embedded microprocessor, microcontroller or other processing technology applications and systems use only two digits to refer to a year rather than four digits. As a result, these applications could fail or create erroneous results in dealing with certain dates and especially if the applications recognize "00" as the year 1900 rather than the year 2000. During 1997, we developed a Year 2000 plan to upgrade our key information systems and simultaneously address the potential disruption to both operating and accounting systems that might be caused by the Year 2000 problem. The Year 2000 plan also provides for evaluations of the systems of customers, vendors, and other third-party service providers and evaluations of our non-information technology systems, which include embedded technologies such as microcontrollers and is also referred to as non-traditional information technology.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         We have substantially completed the assessment phase of the Year 2000 plan as it relates to both traditional and non-traditional technology applications and systems. We are currently in the process of testing new Year 2000 compliant terminal operations software at our facilities. We anticipate that the Year 2000 compliant terminal operations systems will be fully implemented in the third quarter of 1999. We are implementing a fully integrated Year 2000 compliant finance, accounting, and human resources system and expect to have the key components of the new system operational by the third quarter of 1999. In addition to being Year 2000 compliant, it is anticipated that this system and the terminal operations software will significantly enhance systems functionality.

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

         In accordance with our Year 2000 plan, we have initiated a formal communications process with other companies with which our systems interface or rely on to determine the extent to which those companies are addressing their Year 2000 compliance. In connection with this process, we have sent numerous letters and questionnaires to third parties and are evaluating those responses as they are received. Based upon information we have received and our review of existing relationships with third parties, we do not currently anticipate that any third-party non-compliance would have a material adverse effect on our business, results of operations, or financial condition.

         Through June 30, 1999, we have spent $1.6 million in connection with our Year 2000 remediation efforts and related enhancements of systems functionality. Of this total, we have capitalized $1.5 million and expensed $0.1 million. During the remainder of 1999, we anticipate spending an additional $0.4 million to complete these efforts of which we anticipate capitalizing $0.3 million and expensing $0.1 million. However, we cannot guarantee that these estimates will be met and actual expenditures could differ materially from these estimates.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding ninety days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products, which are sensitive to changes in commodity prices, on hand at June 30, 1999 computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                                                AS OF JUNE 30, 1999
                                          ---------------------------------
                                          CARRYING AMOUNT        FAIR VALUE
                                          ---------------        ----------
Petroleum Inventory:
  Statia Terminals N.V.                       $   1,613           $  1,662
  Statia Terminals Canada, Inc.                     269                269
                                              ---------           --------
Total                                         $   1,882           $  1,931
                                              =========           ========

         Except for certain local operating expenses in Canadian dollars and Netherlands Antilles guilders, all of our transactions are in U.S. dollars. Therefore, we believe we are not significantly exposed to exchange rate fluctuations. As all of our present debt obligations carry a fixed rate of interest, except for the undrawn revolving credit facility which varies with changes in the lender's prime lending rate, we believe our exposure to interest rate fluctuations is minimal.

                          PART II - OTHER INFORMATION

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

               ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Reference is made to the Company's amended Registration Statement for such changes occurring as a result of the Company's initial public offering of equity which was completed on April 28, 1999.

         On April 22, 1999, the U.S. Securities and Exchange Commission declared the Registration Statement of Group effective for an initial public offering of equity of 7.6 million common shares. The common shares began trading on the NASDAQ National Market system under the symbol "STNV" on April 23, 1999. The offering, for which Bear Stearns & Co. Inc. and Morgan Stanley Dean Witter, among others, acted as the underwriters, closed on April 28, 1999 at $20.00 per share yielding gross proceeds of $152 million.

         The gross proceeds of the offering were used primarily to redeem all of Group's outstanding Series A-E preferred stock and pay accrued dividends, pay underwriters' discounts and fees, and pay certain other costs directly associated with the offering. The remaining proceeds were invested and used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34,000 of the Company's 11-3/4% First Mortgage Notes for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively.

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

                           ITEM 5. OTHER INFORMATION.

                                      None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

4.1 Share Pledge Agreement, dated as of June 28, 1999, by and among Statia Terminals Antilles N.V., Statia Terminals Delaware, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank).

4.2 Amendment to Share Pledge Agreement, dated as of June 28, 1999, by and between Statia Terminals International N.V. and HSBC Bank USA (formerly known as Marine Midland Bank).

4.3 Guarantee issued pursuant to the Indenture, dated as of June 28, 1999, made by Statia Terminals Antilles N.V.

27.1 Financial Data Schedule for Statia Terminals Group N.V. (for electronic filing only)

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STATIA TERMINALS GROUP N.V.
                                     (Registrant)
Date:    August 12, 1999

                              By: /S/ JAMES G. CAMERON
                                  ----------------------------
                                      James G.Cameron
                                      Director
                                      (As Authorized Officer)


                              By: /S/ JAMES F. BRENNER
                                  ----------------------------
                                      James F. Brenner
                                      Vice President and Treasurer
                                      (As Authorized Officer and Principal
                                      Finance and Accounting Officer)

                                    Page S-1

                                 EXHIBIT INDEX

EXHIBIT                      DESCRIPTION
-------                      -----------

  4.1 Share Pledge Agreement, dated as of June 28, 1999, by and among Statia Terminals Antilles N.V., Statia Terminals Delaware, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank).

  4.2 Amendment to Share Pledge Agreement, dated as of June 28, 1999, by and between Statia Terminals International N.V. and HSBC Bank USA (formerly known as Marine Midland Bank).

  4.3 Guarantee issued pursuant to the Identure, dated as of June 28, 1999, made by Statia Terminals Antilles N.V.

  27.1 Finacial Data Schedule for Statia Terminals Group N.V. (for electronic filing only)