Form 10-Q
period 1999-09-30
STATIA TERMINALS GROUP NV
filed 1999-11-15
CIK 1078029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 15, 1999, 7,600,000 common shares of the issuer were outstanding.

                           STATIA TERMINALS GROUP N.V.

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

                    PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                  Consolidated Condensed Balance Sheets                      1
                  Consolidated Condensed Statements of Income (Loss)         2
                  Consolidated Condensed Statements of Cash Flows            3
                  Notes to Consolidated Condensed Financial Statements       4
Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         19

                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  20
Item 2.  Changes in Securities and Use of Proceeds                          20
Item 3.  Defaults Upon Senior Securities                                    20
Item 4.  Submission of Matters to a Vote of Security Holders                20
Item 5.  Other Information                                                  20
Item 6.  Exhibits and Reports on Form 8-K                                   20

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,         SEPTEMBER 30,
                                                                  1998                 1999
                                                             ----------------     ----------------
                                                                                    (UNAUDITED)
                          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $     14,061         $     13,400
   Accounts receivable-
      Trade, net                                                      7,562               13,317
      Other                                                           2,328                4,231
   Inventory, net                                                     4,528                1,964
   Prepaid expenses                                                   1,417                1,272
                                                             ----------------     ----------------
           Total current assets                                      29,896               34,184

PROPERTY AND EQUIPMENT, net                                         209,970              208,086

OTHER NONCURRENT ASSETS, net                                          5,744                3,120
                                                             ----------------     ----------------
           Total assets                                        $    245,610         $    245,390
                                                             ================     ================

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $      9,306         $     13,881
   Accrued interest payable                                           2,027                4,475
   Preferred stock dividends payable                                  7,440                  -
   Other accrued expenses                                             8,506                7,775
                                                             ----------------     ----------------
           Total current liabilities                                 27,279               26,131

SUBORDINATED DISTRIBUTIONS PAYABLE                                      -                  1,203

LONG-TERM DEBT- 11-3/4% FIRST MORTGAGE NOTES                        135,000              101,000
                                                             ----------------     ----------------
           Total liabilities                                        162,279              128,334

REDEEMABLE PREFERRED STOCK - SERIES A, B and C                       40,000                  -

STOCKHOLDERS' EQUITY:
   Preferred stock - Series D and E                                  54,824                  -
   Common stock                                                           4                  -
   Class A common shares                                                -                     76
   Class B subordinated shares                                          -                     38
   Class C incentive rights                                             -                    -
   Additional paid-in-capital                                           363              138,572
   Notes receivable from stockholders                                (1,474)              (1,474)
   Accumulated deficit                                              (10,386)             (20,156)
                                                             ----------------     ----------------
           Total stockholders' equity                                43,331              117,056
                                                             ----------------     ----------------
           Total liabilities and stockholders' equity          $    245,610         $    245,390
                                                             ================     ================

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                   STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                          FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                       ----------------------------------     -----------------------------------
                                                            1998               1999                1998               1999
                                                       ----------------    --------------     ---------------    ----------------
REVENUES                                                  $  32,699           $  43,310          $   99,535         $  122,992

COSTS OF SERVICES AND PRODUCTS SOLD                          24,720              36,928              78,652             99,327
                                                       ----------------    --------------     ---------------    ----------------
   Gross profit                                               7,979               6,382              20,883             23,665

ADMINISTRATIVE EXPENSES                                       2,344               2,269               7,018              6,751

SPECIAL COMPENSATION EXPENSE                                    -                     -                -                 4,099
                                                       ----------------    --------------     ---------------    ----------------
   Operating income                                           5,635               4,113              13,865             12,815

LOSS ON DISPOSITION OF PROPERTY
   AND EQUIPMENT                                                  -                -                  4,000               -

INTEREST EXPENSE                                              4,206               3,176              12,651             11,113

INTEREST INCOME                                                 202                 117                 464                684
                                                       ----------------    --------------     ---------------    ----------------
    Income (loss) before provision for income
    taxes, preferred stock dividends and
    extraordinary charge                                      1,631               1,054              (2,322)             2,386

PROVISION FOR INCOME TAXES                                       49                  55                 268                548
                                                       ----------------    --------------     ---------------    ----------------
    Income (loss) before preferred stock
    dividends and extraordinary charge                        1,582                 999              (2,590)             1,838

 PREFERRED STOCK DIVIDENDS                                      897                   -               2,733              2,257
                                                       ----------------    --------------     ---------------    ----------------
    Income (loss) before extraordinary charge                   685                 999              (5,323)              (419)

EXTRAORDINARY CHARGE RELATED TO
         EARLY EXTINGUISHMENT OF DEBT                           -                     -                -                 4,743
                                                       ----------------    --------------     ---------------    ----------------
    Net income (loss) available to common
        stockholders                                      $     685           $     999          $   (5,323)        $   (5,162)
                                                       ================    ==============     ===============    ================
 BASIC EARNINGS PER COMMON SHARE:
    Income before extraordinary charge                    $     -             $    0.13          $     -            $     0.79
    Extraordinary charge                                        -                  -                   -                 (1.10)
                                                       ----------------    --------------     ---------------    ----------------
    Net income (loss) available to common
        stockholders                                      $     -             $    0.13          $     -            $    (0.31)
                                                       ================    ==============     ===============    ================
DILUTED EARNINGS PER COMMON SHARE:
    Income before extraordinary charge                    $     -             $    0.09          $     -            $     0.52
    Extraordinary charge                                        -                  -                   -                 (0.73)
                                                       ----------------    --------------     ---------------    ----------------
    Net income (loss) available to common
        stockholders                                      $     -             $    0.09          $     -            $    (0.21)
                                                       ================    ==============     ===============    ================
BASIC EARNINGS PER SUBORDINATED SHARE:
    Income (loss) before extraordinary charge             $    0.21           $    -             $    (1.61)        $    (1.06)
    Extraordinary charge                                        -                  -                   -                 -
                                                       ----------------    --------------     ---------------    ----------------
    Net income (loss) available to common
        stockholders                                      $    0.21           $    -             $    (1.61)        $    (1.06)
                                                       ================    ==============     ===============    ================
DILUTED EARNINGS PER SUBORDINATED
    SHARE:
    Income (loss) before extraordinary charge             $    0.19           $    -             $    (1.61)        $    (1.06)
    Extraordinary charge                                        -                  -                   -                 -
                                                       ----------------    --------------     ---------------    ----------------
    Net income (loss) available to common
        stockholders                                      $    0.19           $    -             $    (1.61)        $    (1.06)
                                                       ================    ==============     ===============    ================

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                    ----------------------------------
                                                                                        1998                1999
                                                                                    --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss available to common stockholders                                          $  (5,323)         $   (5,162)
   Adjustments to reconcile net loss available to common stockholders to net cash provided by operating activities:
           Extraordinary charge related to early extinguishment of debt                    -                  4,743
           Non-cash special compensation expense                                           -                  2,152
           Depreciation, amortization and non-cash charges                                9,186               8,968
           Loss on disposition of property and equipment                                  4,000                -
           Preferred stock dividends accrued                                              2,733               2,257
           (Increase) decrease in accounts receivable-trade                               4,428              (5,774)
           (Increase) decrease in other receivables                                       1,149              (1,903)
           Decrease in inventory                                                            226               2,564
           (Increase) decrease in prepaid expenses                                          190                (633)
           (Increase) decrease in other non-current assets                                   11                 (34)
           Increase (decrease) in accounts payable                                       (2,272)              4,575
           Increase in accrued expenses                                                   4,093               1,718
                                                                                    --------------     ---------------
           Net cash provided by operating activities                                     18,421              13,471
                                                                                    --------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (7,489)             (6,331)
   Proceeds from sale of Statia Terminals Southwest, Inc.                                 6,500                   -
   Proceeds from sale of property and equipment                                             -                    15
                                                                                    --------------     ---------------
           Net cash used in investing activities                                           (989)             (6,316)
                                                                                    --------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering of common shares                               -               136,757
   Redemption of preferred stock                                                         (6,150)            (94,824)
   Repurchase of First Mortgage Notes                                                       -               (37,681)
   Payment of preferred stock dividends                                                     -                (9,697)
   Payment of Class A common share distributions                                            -                (2,405)
   Issuance of additional subordinated shares and incentive rights                          -                    34
                                                                                    --------------     ---------------
           Net cash used in financing activities                                         (6,150)             (7,816)
                                                                                    --------------     ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         11,282                (661)

CASH AND CASH EQUIVALENTS, beginning of period                                            6,113              14,061
                                                                                    --------------     ---------------
CASH AND CASH EQUIVALENTS, end of period                                              $  17,395          $   13,400
                                                                                    ==============     ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                         $     285          $      521
                                                                                    ==============     ===============
   Cash paid for interest                                                             $   8,002          $    8,665
                                                                                    ==============     ===============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals Group N.V. ("Group") and its subsidiaries (together with Group, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1 (File No. 333-72317) related to its initial public offering of equity (the "Registration Statement"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at September 30, 1999 and the results of operations and cash flows for the nine months ended September 30, 1998 and 1999. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Additionally, the Company's initial public offering of equity, which closed on April 28, 1999, impacted the Company's results of operations and financial condition, and affects comparability across periods. These financial statements should be read in conjunction with the Registration Statement.

         For all periods presented herein, there were no differences between net income and comprehensive income.

2.  SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products and geographic location. The Company's primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response and other terminal services) and bunker and bulk product sales.

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, interest income, income taxes, depreciation, amortization, and certain unallocated income and expenses ("Internal EBITDA") and earnings before interest expense, interest income, income taxes, and certain unallocated income and expenses ("Internal EBIT").

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2.  SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and bunker and bulk products sales segments:

                                                     FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                            SEPTEMBER 30,
                                                 ------------------------------------     ------------------------------------
                                                      1998                1999                 1998                1999
                                                 ---------------     ----------------     ---------------     ----------------
REVENUES:
     Terminaling services                           $   17,005          $   14,292           $   48,161          $   48,328
     Bunker and bulk product sales                      15,694              29,018               51,374              74,664
                                                 ---------------     ----------------     ---------------     ----------------
                        Total                       $   32,699          $   43,310           $   99,535          $  122,992
                                                 ===============     ================     ===============     ================
INTERNAL EBITDA:
       Terminaling services                         $    8,945          $    5,705           $   21,834          $   21,631
       Bunker and bulk product sales                       252               1,017                1,918               3,549
                                                 ---------------     ----------------     ---------------     ----------------
                         Total                      $    9,197          $    6,722           $   23,752          $   25,180
                                                 ===============     ================     ===============     ================
DEPRECIATION AND AMORTIZATION
          EXPENSE:
       Terminaling services                         $    2,641          $    2,624           $    8,238          $    8,198
       Bunker and bulk product sales                       124                 134                  376                 423
                                                 ---------------     ----------------     ---------------     ----------------
                         Total                      $    2,765          $    2,758           $    8,614          $    8,621
                                                 ===============     ================     ===============     ================
INTERNAL EBIT:
       Terminaling services                         $    6,304          $    3,081           $   13,596          $   13,433
       Bunker and bulk product sales                       128                 883                1,542               3,126
                                                 ---------------     ----------------     ---------------     ----------------
                         Total                      $    6,432          $    3,964           $   15,138          $   16,559
                                                 ===============     ================     ===============     ================

         A reconciliation of Internal EBIT to the Company's income (loss) before provision for income taxes, preferred stock dividends and extraordinary charge is as follows:

                                                     FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                 ------------------------------------    ------------------------------------
                                                      1998                1999                1998                 1999
                                                 ---------------     ----------------    ----------------     ---------------
Internal EBIT                                       $    6,432          $    3,964          $   15,138           $   16,559
Unallocated operating and administrative
         expenses                                       (1,024)                (21)             (1,956)                (241)
Special compensation expense                              -                      -                -                  (4,099)
Interest expense excluding debt
         amortization expense                           (3,979)             (3,006)            (11,968)             (10,517)
Interest income                                            202                 117                 464                  684
Loss on sale of Statia Terminals
          Southwest, Inc.                                 -                   -                 (4,000)                -
                                                 ---------------     ----------------    ----------------     ---------------
Income (loss) before provision for income
         taxes, preferred stock dividends and
         extraordinary charge                       $    1,631          $    1,054          $   (2,322)          $    2,386
                                                 ===============     ================    ================     ===============

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

3.  EARNINGS PER SHARE

         In connection with its initial public offering of equity discussed below, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). Earnings per share are computed based upon the "Participating Securities and Two-Class Common Stock" methodology as required by SFAS No. 128. Earnings and losses have been allocated to each class of common equity based upon changes in the historical basis liquidation values of the classes of common equity during the periods presented as determined in accordance with the Company's Articles of Incorporation. Under this methodology, all of the earnings and losses prior to the closing of the Company's initial public offering of equity on April 28, 1999 have been allocated to the Class B subordinated shareholders. All of the earnings and losses subsequent to April 28, 1999 have been allocated to the Class A common shareholders.

         Basic earnings (loss) per share is computed by dividing the earnings and losses allocated to each class of common equity by the weighted average number of shares outstanding for each class during the period. Diluted earnings
(loss) per share is computed the same as basic earnings (loss) per share except the denominator is adjusted for the effect of Class A common share and Class B subordinated share equivalents outstanding. For periods prior to April 28, 1999, subordinated share equivalents include, where appropriate, the assumed exercise of previously outstanding stock options and the conversion of the Company's previously outstanding Series B preferred stock.

         All earnings per share amounts presented have been adjusted to give retroactive effect, as of the beginning of each period presented, to the reclassification and issuance of additional Class B subordinated shares and Class C incentive rights that occurred in connection with the initial public offering of equity. The Company's previously outstanding preferred stock with conversion features was antidilutive for all periods presented.

         The following additional information is presented with respect to the Company's earnings per share amounts:

                                                     FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                   --------------------------------    --------------------------------
                                                       1998              1999              1998              1999
                                                   --------------    --------------    --------------    --------------
EARNINGS PER COMMON SHARE
Earnings and losses allocated to Class A
   common shares:
        Income before extraordinary charge           $    -            $     999          $    -           $   3,384
        Extraordinary charge                              -                    -               -              (4,743)
                                                   --------------    --------------    --------------    --------------
        Net income (loss) available to common
            stockholders                             $    -            $     999          $    -           $  (1,359)
                                                   ==============    ==============    ==============    ==============
Weighted average Class A common shares
   outstanding                                            -                7,600               -               4,315
Dilutive effect of weighted average Class B
   subordinated shares outstanding                        -                3,800               -               2,158
                                                   --------------    --------------    --------------    --------------
Diluted common shares outstanding                         -               11,400               -               6,473
                                                   ==============    ==============    ==============    ==============
EARNINGS PER SUBORDINATED SHARE
Earnings and losses allocated to Class B
   subordinated shares:
        Income (loss) before extraordinary charge    $    685          $       -          $ (5,323)        $  (3,803)
        Extraordinary charge                              -                    -                 -                 -
                                                   --------------    --------------    --------------    --------------
        Net income (loss) available to common
            stockholders                             $    685          $       -          $ (5,323)        $  (3,803)
                                                   ==============    ==============    ==============    ==============
 Weighted average Class B subordinated shares
        outstanding                                     3,304              3,800             3,305             3,588
  Dilutive effect of stock options and preferred
        stock with conversion features                    230                  -                 -                -
                                                   --------------    --------------    --------------    --------------
  Diluted subordinated shares outstanding               3,534              3,800             3,305             3,588
                                                   ==============    ==============    ==============    ==============

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

4.  INITIAL PUBLIC OFFERING OF EQUITY

         On April 28, 1999, Group completed its initial public equity offering of 7.6 million Class A common shares. The offering price was $20 per share raising gross proceeds of $152,000. The gross proceeds of the offering were used primarily to redeem all of Group's outstanding Series A-E preferred stock and pay accrued dividends, pay underwriters' discounts and fees, and pay certain other costs directly associated with the offering. The remaining proceeds were invested and used during May, 1999, along with existing cash, to repurchase in the open market a principal amount of $34,000 of the Company's 11 3/4% First Mortgage Notes (the "Notes") for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. During the second quarter of 1999, the acquisition costs and the unamortized deferred financing costs related to the repurchased Notes ($1,062) were recorded as an extraordinary charge. There was no income tax effect associated with this extraordinary charge.

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

         The following additional information for the nine months ended September 30, 1999 is presented with respect to the Company's equity accounts.

                                     PREFERRED STOCK -       NOTES
                                      SERIES D AND E       RECEIVABLE      COMMON STOCK      ADDITIONAL
                                     -----------------        FROM        --------------       PAID-IN    ACCUMULATED
                                      SHARES    AMOUNT    STOCKHOLDERS    SHARES   AMOUNT      CAPITAL      DEFICIT        TOTAL
                                     -------    ------    ------------    ------   ------      -------      -------        -----
BALANCE, December 31, 1998              55      $54,824     $ (1,474)        41    $   4     $    363      $ (10,386)    $ 43,331
Net proceeds from initial public
    offering of common shares            -         -             -        7,600       76      136,681           -         136,757
Exercise of stock options,
    reclassification of
    subordinated shares and
    issuance of additional
    subordinated shares and
    incentive rights                     -         -             -        3,797        34         -             -              34
Vesting of stock options                 -         -             -         -          -         2,152           -           2,152
Amortization expense related
    to issuance of options               -         -             -         -          -           154           -             154
Write-off of prepaid Castle
    Harlan management fee                -         -             -         -          -          (778)          -            (778)
Redemption of preferred stock          (55)     (54,824)         -         -          -           -             -         (54,824)
Dividend of Petroterminal de
    Panama shares                        -         -             -         -          -           -           (1,000)      (1,000)
Class A common shares and Class B
    subordinated shares
    distributions declared               -         -             -         -          -           -           (3,608)      (3,608)
Net loss available to
    common stockholders                  -         -             -         -          -           -           (5,162)      (5,162)
                                     ------     ------      --------    -------    ------     -------      ---------     --------
BALANCE, September 30, 1999              -      $  -        $ (1,474)    11,438    $  114     $138,572     $ (20,156)    $117,056
                                     ======     ======      ========    =======    ======     ========     =========     ========

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

4.  INITIAL PUBLIC OFFERING OF EQUITY- (CONTINUED)

         In conjunction with the transactions surrounding the initial public offering of equity, the Company authorized 30.0 million shares of Class A common shares of which 7.6 million shares are currently issued and outstanding; authorized 7.8 million shares of Class B subordinated shares of which 3.8 million shares are currently issued and outstanding; and authorized 2.2 million shares of Class C incentive rights of which 0.38 million shares are currently issued and outstanding.

         The following unaudited pro forma consolidated results of operations for the three-month and nine-month periods ended September 30, 1998 and 1999 were prepared to illustrate the estimated effects of:

         o        the disposition of Statia Terminals Southwest, Inc.,
         o        the elimination of the Castle Harlan management fee, and
         o the use of the net proceeds from the initial public offering of equity and the restructuring as described in the Registration Statement,

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

                                                         UNAUDITED SELECTED PRO FORMA CONSOLIDATED RESULTS
                                                  -----------------------------------------------------------------
                                                   FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                  ------------------------------     ------------------------------
                                                      1998             1999              1998             1999
                                                  -------------    -------------     -------------    -------------
REVENUES                                             $32,699          $43,310           $97,922          $122,992
                                                  =============    =============     =============    =============
OPERATING INCOME                                     $ 5,973          $ 4,113           $14,939          $ 17,357
                                                  =============    =============     =============    =============
NET INCOME AVAILABLE
         TO COMMON STOCKHOLDERS                      $ 2,976          $   999           $ 5,658          $  7,847
                                                  =============    =============     =============    =============
DEPRECIATION                                         $ 2,537          $ 2,587           $ 7,634          $  8,024
                                                  =============    =============     =============    =============
EBITDA                                               $ 8,712          $ 6,817           $23,037          $ 25,970
                                                  =============    =============     =============    =============
BASIC EARNINGS PER COMMON SHARE                      $  0.39          $   0.13          $   0.74         $   1.03
                                                  =============    =============     =============    =============
DILUTED EARNINGS PER COMMON SHARE                    $  0.26          $   0.09          $   0.50         $   0.69
                                                  =============    =============     =============    =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             7,600            7,600             7,600             7,600
                                                  =============    =============     =============    =============
DILUTED COMMON SHARES OUTSTANDING                     11,400           11,400            11,400            11,400
                                                  =============    =============     =============    =============

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals Group N.V. and Subsidiaries as of September 30, 1999 and the three and nine month periods ended September 30, 1998 and 1999 included herein. Reference should also be made to the Company's Registration Statement that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1998. You should note that we sold our Brownsville, Texas, facility on July 29, 1998, and the figures below and our consolidated condensed financial statements for the nine months ended September 30, 1998 include the operations of the Brownsville facility prior to its sale.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, the percentage of revenues represented by certain items in our consolidated condensed income statements.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                ------------------------------------------
                                                                         1998                   1999
                                                                ------------------------------------------
                                                                            % OF                   % OF
                                                                 DOLLARS   REVENUES     DOLLARS   REVENUES
                                                                ---------  --------    ---------  --------
Revenues:
  Terminaling services                                          $  17,005     52.0%     $ 14,292     33.0%
  Bunker and bulk product sales                                    15,694     48.0%       29,018     67.0%
                                                                ---------  --------    ---------  --------
   Total revenues                                                  32,699    100.0%       43,310    100.0%
Cost of services and products sold                                 24,720     75.6%       36,928     85.3%
                                                                ---------  --------    ---------  --------
   Gross profit                                                     7,979     24.4%        6,382     14.7%
Administrative expenses                                             2,344      7.2%        2,269      5.2%
                                                                ---------  --------    ---------  --------
   Operating income                                                 5,635     17.2%        4,113      9.5%
Interest expense                                                    4,206     12.9%        3,176      7.3%
Interest income                                                       202      0.6%          117      0.2%
                                                                 --------    ------    ---------  --------
Income before income taxes, preferred stock dividends and
   extraordinary charge                                             1,631      4.9%        1,054      2.4%
Provision for income taxes                                             49      0.1%           55      0.1%
Preferred stock dividends                                             897      2.7%            -      -
                                                                 --------    ------     --------   -------
   Net income available to common stockholders                   $    685      2.1%     $    999      2.3%
                                                                 ========    ======     ========   =======

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                ------------------------------------------
                                                                         1998                   1999
                                                                --------------------   -------------------
                                                                             % OF                  % OF
                                                                 DOLLARS    REVENUES    DOLLARS   REVENUES
                                                                ---------   --------   ---------  --------
Revenues:
  Terminaling services                                           $ 48,161     48.4%     $ 48,328     39.3%
  Bunker and bulk product sales                                    51,374     51.6%       74,664     60.7%
                                                                ---------    ------    ---------  --------
   Total revenues                                                  99,535    100.0%      122,992    100.0%
Cost of services and products sold                                 78,652     79.0%       99,327     80.8%
                                                                ---------    ------    ---------  --------
   Gross profit                                                    20,883     21.0%       23,665     19.2%
Administrative expenses                                             7,018      7.1%        6,751      5.5%
Special compensation expense                                         -          -          4,099      3.3%
                                                                 --------   --------   ---------  --------
   Operating income                                                13,865     13.9%       12,815     10.4%
Loss on disposition of property and equipment                       4,000      4.0%        -          -
Interest expense                                                   12,651     12.7%       11,113      9.0%
Interest income                                                       464      0.5%          684      0.6%
                                                                 --------    ------    ---------  --------
Income (loss) before income taxes, preferred stock dividends
   and extraordinary charge                                        (2,322)    (2.3)%       2,386      2.0%
Provision for income taxes                                            268      0.3%          548      0.5%
Preferred stock dividends                                           2,733      2.7%        2,257      1.8%
Extraordinary charge related to early extinguishment of debt         -          -          4,743      3.9%
                                                                 --------   --------    --------   -------
   Net loss available to common stockholders                     $ (5,323)    (5.3)%    $ (5,162)    (4.2)%
                                                                ==========   =======   ==========  ========

         The following tables set forth, for the periods indicated (a) the total revenues and total operating income (loss), after allocation of administrative expenses, at each of our operating locations and (b) the percentage of revenue and operating income (loss) relative to our total revenue and operating income.

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------
                                                   1998                     1999
                                           --------------------    --------------------
                                                          % OF                    % OF
                                           DOLLARS       TOTAL      DOLLARS      TOTAL
                                           --------     -------    ---------    -------
Netherlands Antilles and the Caribbean     $ 27,059       82.8%    $  39,647      91.5%
Canada                                        5,640       17.2%        3,663       8.5%
                                           --------     -------    ---------    -------
    Total                                  $ 32,699      100.0%    $  43,310     100.0%
                                           ========     =======    =========    =======

                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------
                                                   1998                     1999
                                           --------------------    --------------------
                                                          % OF                    % OF
                                           DOLLARS       TOTAL      DOLLARS      TOTAL
                                           --------     -------    ---------    -------
Netherlands Antilles and the Caribbean     $ 82,880       83.3%    $ 108,129      87.9%
Canada                                       15,042       15.1%       14,863      12.1%
Brownsville, Texas facility                   1,613        1.6%         -           -
                                           --------     -------    ---------    -------
    Total                                  $ 99,535      100.0%    $ 122,992     100.0%
                                           ========     =======    =========    =======

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                       OPERATING INCOME (LOSS) BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------
                                                   1998                     1999
                                           --------------------    --------------------
                                                         % OF                    % OF
                                            DOLLARS      TOTAL      DOLLARS      TOTAL
                                           ---------    -------    ---------    -------
Netherlands Antilles and the Caribbean     $   3,967      70.4%    $  3,892       94.6%
Canada                                         1,668      29.6%         221        5.4%
                                           ---------    -------    --------     -------
    Total                                  $   5,635     100.0%    $  4,113      100.0%
                                           =========    =======    ========     =======

                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------
                                                   1998                     1999
                                           --------------------    --------------------
                                                          % OF                    % OF
                                           DOLLARS       TOTAL      DOLLARS      TOTAL
                                           --------     -------    ---------    -------
Netherlands Antilles and the Caribbean      $ 10,341      74.6%    $ 10,467       81.7%
Canada                                         4,006      28.9%       2,348       18.3%
Brownsville, Texas facility                     (482)     (3.5)%       -            -
                                            --------    --------   --------     -------
    Total                                   $ 13,865     100.0%    $ 12,815      100.0%
                                            ========    =======    ========     =======

         The following table sets forth for the periods indicated total capacity, capacity leased, throughput, and vessel calls for each of our operating locations. "Total capacity" represents the average storage capacity available for lease for a period. "Capacity leased" represents the storage capacity leased to third parties weighted for the number of days leased in the month divided by the capacity available for lease. "Throughput" volume is the total number of inbound barrels discharged into our facilities from a vessel, tank, rail car or tanker truck, not including across-the-dock or tank-to-tank transfers. A "vessel call" occurs when a vessel docks or anchors at one of our terminal locations in order to load and/or discharge cargo and/or to take bunker fuel. Such dockage or anchorage is counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurs when we sell and deliver bunker fuel to a vessel not calling at our terminals for the above purposes. Each of these statistics is a measure of the utilization of our facilities and equipment.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)

                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                           ----------------------------------    ---------------------------------
                                               1998               1999                1998              1999
                                           --------------    ----------------    ---------------    --------------
Netherlands Antilles and
   the Caribbean
                  Total capacity               11,334              11,334             11,334            11,334
                  Capacity leased                 95%                 89%                91%               91%
                  Throughput                   21,516              15,011             53,042            48,687
                  Vessel calls                    209                 219                629               739

Canada
                  Total capacity                7,404               7,404              7,404             7,404
                  Capacity leased                 98%                 65%                91%               85%
                  Throughput                    8,456               8,880             35,654            31,214
                  Vessel calls                     22                  19                 85                78

All locations (1)
                   Total capacity              18,738              18,738             18,738            18,738
                   Capacity leased                96%                 79%                91%               89%
                   Throughput                  29,972              23,891             88,696            79,901
                   Vessel calls                   231                 238                714               817

(1) The Brownsville, Texas, facility was sold on July 29, 1998. The statistics above for the nine months ended September 30, 1998 exclude the operations of the Brownsville facility.

COMPARABILITY

         On July 29, 1998, we sold Statia Terminals Southwest to an unrelated third-party. Our consolidated condensed financial statements for the nine months ended September 30, 1998 include the operations of Statia Terminals Southwest prior to its sale. The operating results of Statia Terminals Southwest for the nine months ended September 30, 1998 were not significant. Additionally, our initial public offering of equity, which closed on April 28, 1999, impacted our results of operations and financial condition.

REVENUES

         Total revenues for the three and nine months ended September 30, 1999 were $43.3 million and $123.0 million, compared to $32.7 million and $99.5 million for the same periods of 1998, representing increases of $10.6 million, or 32.5% and $23.5 million, or 23.6%, respectively.

         Revenues from terminaling services (resulting in revenue from storage, throughout, dock usage, emergency response and other terminal services), for the three and nine months ended September 30, 1999 were $14.3 million and $48.3 million, compared to $17.0 million and $48.2 million for the same periods of 1998, representing a decrease of $2.7 million, or 15.9% and an increase of $0.2 million, or 0.3%, respectively. The decrease in terminaling services revenue for the three months ended September 30, 1999 compared to the same period in 1998 was principally due to the effects of the OPEC/OPEC Plus Accord which was reached in March 1999. The Accord was established between many of the oil producing nations, some of whom we do business with, to raise crude oil prices by reducing supply. Members of the Accord have reduced their production of crude oil which, in turn, has reduced the worldwide quantity of crude oil and petroleum products in storage.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         For the nine months ended September 30, 1999, approximately 57.2% of our tank capacity and approximately 61.8% of our storage and throughput revenues, excluding related ancillary services, were derived from long term contracts.

         Revenues from terminaling services at St. Eustatius decreased approximately $1.4 million, or 12.0%, during the three months ended September 30, 1999 as compared to the third quarter of 1998, due to decreased throughput and a lower percentage capacity leased. Revenues from terminaling services at this facility increased $1.1 million, or 3.4%, during the nine months ended September 30, 1999 as compared to the same period of 1998, due primarily to increased vessel calls. Total throughput decreased from 21.5 million and 53.0 million barrels during the three and nine months ended September 30, 1998 to
15.0 million and 48.7 million barrels during the same periods of 1999 due primarily to decreased throughput of crude and fuel oil which was partially offset by increased throughput of petroleum products.

         For the nine months ended September 30, 1998 and 1999, the overall percentage of capacity leased at St. Eustatius was 91% each period. This facility experienced increases in the percentage of capacity leased for petroleum product tankage offset by decreases in the percentage of capacity leased for fuel oil tankage. For the three months ended September 30, 1999, the overall percentage of capacity leased at this facility was 89% compared to 95% for the same period of 1998, primarily reflecting a decrease in the percentage of capacity leased for fuel oil tankage. The percentage of capacity leased for fuel oil tankage decreased during the three and nine months ended September 30, 1999 as compared to the same periods of 1998 primarily as a result of the OPEC/OPEC Plus Accord and backwardation. Ten fewer cargo vessels called at the St. Eustatius facility during the three months ended September 30, 1999 than during the same period of 1998, resulting in lower revenues from port charges, which consist of dock charges, emergency response fees and other terminal charges. Thirty more cargo vessels called at this facility during the nine months ended September 30, 1999 than during the same period of 1998, resulting in higher revenues from port charges.

         Revenues from terminaling services at Point Tupper decreased approximately $1.4 million, or 27.6%, and $0.3 million, or 2.4%, during the three and nine months ended September 30, 1999, as compared to the same periods of 1998. The decrease is due to a lower percentage capacity leased and fewer vessel calls during the three and nine months ended September 30, 1999, and due to lower throughput during the nine months ended September 30, 1999. The percentage of tank capacity leased at Point Tupper decreased from 98% and 91% for the three and nine months ended September 30, 1998 to 65% and 85% for the same periods of 1999. These decreases are primarily the result of the decision by a customer of this facility, which is a participant in the Accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Fewer vessels called during the three and nine months ended September 30, 1999 as compared to the same periods of 1998 which led to lower revenues from port charges at this facility.

         Revenues from bunker and bulk product sales were $29.0 million and $74.7 million for the three and nine months ended September 30, 1999 compared to $15.7 million and $51.4 million for the same periods of 1998, an increase of $13.3 million, or 84.9% and $23.3 million, or 45.3%. These increases were due to increases in the volume of bunkers and bulk product delivered and increases in average selling prices. Metric tons of bunkers and bulk product delivered increased 23.9% and 29.7% during the three and nine months ended September 30, 1999 as compared to the same periods of 1998. Average selling prices increased 49.5% and 12.1% when comparing the three and nine months ended September 30, 1999 with the same periods of 1998. These changes in average selling prices were primarily the result of changes in the world oil markets which have been significantly influenced by the Accord.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

GROSS PROFIT

         Gross profit for the three months ended September 30, 1998 and 1999 was $8.0 million and $6.4 million, representing a decrease of $1.6 million, or 20.0%. Gross profit for the nine months ended September 30, 1998 and 1999 was $20.9 million and $23.7 million, representing an increase of $2.8 million, or 13.3%. The decrease and the increase in gross profit for these periods are primarily the result of the changes in our terminaling services revenue discussed above. Additionally, we realized higher dollar gross margins on bunker sales during the three and nine months ended September 30, 1999 as compared to the same periods of 1998 due to higher volumes of bunker fuels delivered.

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

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.3 million and $6.8 million for the three and nine months ended September 30, 1999 as compared to $2.3 million and $7.0 million for the same periods of 1998, representing no change for the three months ended September 30, 1999 and a decrease of $0.3 million, or 3.8% for the nine months ended September 30, 1999. The decrease during the nine months ended September 30, 1999, as compared to the same period of 1998, is primarily the result of the termination of the Castle Harlan management fee subsequent to our initial public offering of equity which was partly offset by higher personnel and related costs.

SPECIAL COMPENSATION EXPENSE

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, we recorded special compensation expense during the nine months ended September 30, 1999 of $4.1 million of which $2.2 million was a non-cash charge.

INTEREST EXPENSE

         During the three and nine months ended September 30, 1999, we incurred $3.2 million and $11.1 million of interest expense compared to $4.2 million and $12.7 million for the same periods of 1998. Interest expense includes interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs, other interest expenses and bank charges. In May, 1999, we repurchased $34.0 million of the mortgage notes which resulted in lower interest expense on this debt.

PROVISION FOR INCOME TAXES

         Provision for income taxes was $0.06 million and $0.5 million for the three and nine months ended September 30, 1999 as compared to $0.05 million and $0.3 million for the same periods of 1998. The provision for income taxes has been increased in 1999 in contemplation of a new tax agreement with the governments of the Netherlands Antilles and island of St. Eustatius (see further discussions regarding the tax agreement and taxation matters in the Registration Statement).

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends were $2.3 million for the nine months ended September 30, 1999. Preferred stock dividends were $0.9 million and $2.7 million for the three and nine months ended September 30, 1998. The decrease during 1999 is the result of the redemption of all outstanding preferred stock in connection with our initial public offering of equity.

EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, we recognized an extraordinary charge of $4.7 million during the nine months ended September 30, 1999 in connection with the repurchase of $34.0 million of our 11 3/4% mortgage notes. There was no income tax effect associated with this extraordinary charge.

NET INCOME (LOSS)

         Net income available to common stockholders was $1.0 million for the three months ended September 30, 1999 and we have incurred a net loss of $5.2 million for the nine months ended September 30, 1999, as compared to net income of $0.7 million and a net loss of $5.3 million for the same periods of 1998, representing improvements of $0.3 million and $0.2 million, respectively. These improvements are attributable to the net effect of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, our initial public offering of equity closed on April 28, 1999. The net proceeds of the offering were used primarily to redeem all of our outstanding preferred stock and pay accrued dividends, and repurchase in the open market a principal amount of $34.0 million of our mortgage notes, leaving $101.0 million of mortgage notes outstanding. It is anticipated that the repurchase of the mortgage notes will result in annual reductions in interest payments of $4.0 million.

         We have extended, in accordance with the provisions of the original agreement with the lender, our $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. No draws have been made on this facility. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with our available borrowing base, which was estimated at $11.8 million at September 30, 1999. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (8.75% at November 15, 1999) and will expire on November 27, 2000.

         At September 30, 1999, we had cash and cash equivalents on hand of $13.4 million compared to $14.1 million at December 31, 1998. We currently believe that cash on hand, cash flow generated by operations, and amounts available under the revolving credit facility will be sufficient to fund working capital needs, to service debt, to make capital expenditures and to meet other operating requirements, including any expenditures required by applicable environmental laws and regulations. Our operating performance and ability to service or refinance the mortgage notes will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. We can give no assurances that our future operating performance will be sufficient to service our indebtedness or that we will be able to repay at maturity or refinance our indebtedness in whole or in part.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         As more fully discussed in the Registration Statement, under our Articles of Incorporation we are required to distribute all of our "available cash" (as defined therein) generated from operations to our shareholders. "Available cash" as defined generally includes cash from various sources after deducting such reserves as our Board of Directors may deem necessary or appropriate to provide for the proper conduct of our business, including future capital expenditures, anticipated operational needs, and to comply with debt obligations.

         During October 1999, our Board of Directors declared a distribution of $0.45 per share on the Class A common shares and Class B subordinated shareholders meeting our target quarterly distribution. The distribution was payable to shareholders of record as of the close of business on October 29, 1999 and was paid on November 12, 1999 only to Class A common shareholders. We retained, and will continue to retain, distributions on Class B subordinated shares of up to $6.8 million, until the end of the deferral period which lasts until at least June 30, 2001.

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $18.4 million and $13.5 million for the nine months ended September 30, 1998 and 1999, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges and changes in various asset and liability accounts.

         Accounts receivable and accounts payable were $17.5 million and $13.9 million, respectively, at September 30, 1999 as compared to $9.9 million and $9.3 million, respectively, at December 31, 1998. The increase in accounts receivable and accounts payable is primarily due to changes in the world oil markets which have increased both our selling prices and related costs of bunker and bulk product sales.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities was $1.0 million and $6.3 million for the nine months ended September 30, 1998 and 1999, respectively. Investing activities during the nine months ended September 30, 1998 and 1999 included purchases of property and equipment of $7.5 million and $6.3 million, respectively. During the nine months ended September 30, 1998, we received gross proceeds of $6.5 million from the sale of Statia Terminals Southwest.

CASH FLOW FROM FINANCING ACTIVITIES

         Our cash flows from financing activities for the nine months ended September 30, 1999 were impacted by our initial public offering of equity which is more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report. Additionally, on August 13, 1999 we paid $2.4 million to holders of our Class A common shares representing our target quarterly distribution of $0.45 per share prorated for the period from the date of closing of our initial public offering of equity on April 28, 1999 through June 30, 1999.

         During the nine months ended September 30, 1998 we utilized the net proceeds from the sale of the Brownsville, Texas, facility to retire $6.15 million of our Series D Preferred Stock.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

CAPITAL EXPENDITURES

         Our projected capital spending for 1999 is $7.8 million for maintenance capital expenditures and $1.1 million for producing incremental revenues. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenue, and those which represent maintenance capital expenditures.

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)

                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------
                                                   1998                     1999
                                           --------------------    --------------------
                                                         % OF                    % OF
                                            DOLLARS      TOTAL      DOLLARS      TOTAL
                                           ---------    -------    ---------    -------
Produce incremental revenues               $     491      21.2%     $   355      15.6%
Maintenance capital expenditures               1,829      78.8%       1,919      84.4%
                                           ---------    -------     -------    -------
    Total                                  $   2,320     100.0%     $ 2,274     100.0%
                                           =========    =======     =======    =======

                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------
                                                   1998                     1999
                                           --------------------    --------------------
                                                          % OF                    % OF
                                           DOLLARS       TOTAL      DOLLARS      TOTAL
                                           --------     -------    ---------    -------
Produce incremental revenues                $   711        9.5%     $   651      10.3%
Maintenance capital expenditures              6,778       90.5%       5,680      89.7%
                                            -------     -------     -------    -------
    Total                                   $ 7,489      100.0%     $ 6,331     100.0%
                                            =======     =======     =======    =======

INFORMATION TECHNOLOGY AND THE YEAR 2000

         Some computer software and hardware applications and embedded microprocessor, microcontroller or other processing technology applications and systems use only two digits to refer to a year rather than four digits. As a result, these applications could fail or create erroneous results in dealing with certain dates and especially if the applications recognize "00" as the year 1900 rather than the year 2000. During 1997, we developed a Year 2000 plan to upgrade our key information systems and simultaneously address the potential disruption to both operating and accounting systems that might be caused by the Year 2000 problem. The Year 2000 plan also provides for evaluations of the systems of customers, vendors, and other third-party service providers and evaluations of our non-information technology systems.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         We have substantially completed the assessment phase of the Year 2000 plan. We have tested new Year 2000 compliant terminal operations software at our facilities and are implementing corrective actions for deficiencies. We anticipate that the Year 2000 compliant terminal operations systems will be fully implemented during the fourth quarter of 1999. We have implemented a fully integrated Year 2000 compliant finance, accounting, and human resources system. In addition to being Year 2000 compliant, it is anticipated that this system and the terminal operations software will significantly enhance systems functionality.

         We previously identified some components of our control systems at our two terminals as not being Year 2000 compliant. We have installed, tested, and continue to test, replacements of non-compliant components. These systems measure, regulate, control, and maintain crude oil and petroleum product flow and fire protection equipment at the terminals. We have evaluated the best means to mitigate the possible adverse effects resulting from the potential failure of these systems. We believe that in a worst case scenario, existing manual overrides would prevent the failure of these systems from having a material adverse effect on our operations.

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

         We have developed, tested, and continue to test, our company-wide contingency plans for use in the event any of our systems or those of third parties should fail.

         Through September 30, 1999, we have spent $2.0 million in connection with our Year 2000 remediation efforts and related enhancements of systems functionality. Of this total, we have capitalized $1.8 million and expensed $0.2 million. During the remainder of 1999, we anticipate spending an additional $0.2 million to complete these efforts of which we anticipate capitalizing substantially all $0.2 million. However, we cannot guarantee that these estimates will be met and actual expenditures could differ materially from these estimates.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding ninety days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products, which are sensitive to changes in commodity prices, on hand at September 30, 1999 computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                                           AS OF SEPTEMBER 30, 1999
                                       ---------------------------------
                                       CARRYING AMOUNT        FAIR VALUE
                                       ---------------        ----------
Petroleum Inventory:
  Statia Terminals N.V.                    $   1,705           $  1,984
  Statia Terminals Canada, Inc.                  259                331
                                           ---------           --------
Total                                      $   1,964           $  2,315
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

                                      None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                                      None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      None.

                           ITEM 5. OTHER INFORMATION.

         The Company's web site is located at http://www.statiaterm.com.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         3.1 Articles of Incorporation of Statia Terminals Group N.V. (for electronic filing only)

         27.1 Financial Data Schedule for Statia Terminals Group N.V. (for electronic filing only)

(b)      Reports on Form 8-K.

None.

Page S-1

                                           SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STATIA TERMINALS GROUP N.V.
                                           (Registrant)

Date:    November 15, 1999

                                  By:   /s/ JAMES G. CAMERON
                                        ----------------------------
                                            James G. Cameron
                                            Director
                                            (As Authorized Officer)

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