Form 10-K
period 1999-12-31
STATIA TERMINALS GROUP NV
filed 2000-03-17
CIK 1078029

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended DECEMBER 31, 1999
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________

                             COMMISSION FILE NUMBER
                                     0-25821

                           STATIA TERMINALS GROUP N.V.
             (Exact name of registrant as specified in its charter)

     NETHERLANDS ANTILLES                                         52-2003016
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              C/O COVENANT MANAGERS
                                L.B. SMITHPLEIN 3
                          CURACAO, NETHERLANDS ANTILLES
                                (011) 5993-82300
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:   None

                      TITLE OF CLASS                          NAME OF EXCHANGE ON WHICH REGISTERED
                      --------------                          ------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   Class A common shares

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

         The aggregate market value of registrant's Class A common shares held by nonaffiliates was approximately $41.1 million as of March 16, 2000.

         As of March 16, 2000 7,000,400 Class A common shares of the registrant were outstanding.

                           STATIA TERMINALS GROUP N.V.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I.      .....................................................................................................1

Item 1.      Business.............................................................................................1
Item 2.      Properties..........................................................................................12
Item 3.      Legal Proceedings...................................................................................15
Item 4.      Submission of Matters To a Vote of Security Holders.................................................15

PART II.     ....................................................................................................16

Item 5.      Market For Registrant's Common Equity and Related Security Matters..................................16
Item 6.      Selected Financial Data.............................................................................18
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...............21
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..........................................39
Item 8.      Financial Statements and Supplementary Data.........................................................39
Item 9.      Changes In and Disagreements With Accountants On Accounting and Financial Disclosure................39

PART III.    ....................................................................................................40

Item 10.     Directors and Executive Officers of the Registrant..................................................40
Item 11.     Executive Compensation..............................................................................45
Item 12.     Security Ownership of Certain Beneficial Owners and Management......................................51
Item 13.     Certain Relationships and Related Transactions......................................................53

PART IV.     ....................................................................................................55

Item 14.     Exhibits, Financial Statement Schedules and Reports On Form 8-K.....................................55

                                     Page i

         THIS ANNUAL REPORT ON FORM 10-K (THE "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, 3 AND 7 HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND OTHER PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, AND OTHER MATTERS INCLUDED IN THIS REPORT. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

         FREQUENTLY IN THIS REPORT, ESPECIALLY WHEN DISCUSSING OUR OPERATIONS, WE REFER TO OURSELVES, STATIA TERMINALS GROUP N.V. AND OUR SUBSIDIARIES, AS "WE" OR "US".

                                     PART I.

                                ITEM 1. BUSINESS

                            INTRODUCTION AND HISTORY

         We believe we are one of the five largest independent marine terminaling companies in the world as measured in terms of storage capacity. At the end of 1999, our tank capacity was 18.7 million barrels. We believe we are the largest independent marine terminal operator handling crude oil imported into the Eastern United States and Canada. Our two terminals are strategically located at points of minimal deviation from major shipping routes. We provide terminaling services for crude oil and refined products to many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies and ship owners. Our customers include Saudi Aramco and Tosco. Our customers transship their products through our facilities to the Americas and Europe. We own and operate one storage and transshipment facility located on the island of St. Eustatius, Netherlands Antilles, and one located at Point Tupper, Nova Scotia, Canada. In connection with our terminaling business, we provide related value-added services, including crude oil and petroleum product blending and processing, berthing of vessels at our marine facilities, and emergency and spill response. In addition to our terminaling services, we sell bunkers, which is the fuel marine vessels consume, and bulk product to various commercial interests.

         Our operations began in 1982 as Statia Terminals N.V., with an oil products terminal located on the island of St. Eustatius, Netherlands Antilles. In 1984, CBI Industries, Inc., an industrial gases and contracting services company, acquired a controlling interest in Statia Terminals N.V. We purchased Statia Terminals Southwest, Inc. with its facility at Brownsville, Texas, in 1986. In 1990, CBI Industries became the sole owner of Statia Terminals N.V. and Statia Terminals Southwest. In 1993, we acquired the remaining shares not then owned by us of Statia Terminals Point Tupper, Incorporated, located at Point Tupper, Nova Scotia, Canada. In 1996, Praxair, Inc. acquired CBI Industries. In November 1996, Castle Harlan Partners II L.P., members of our management and others acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain of their affiliates. Castle Harlan Partners II L.P. is a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank. At the same time, Statia Terminals Point Tupper, Incorporated was amalgamated into Statia Terminals Canada, Incorporated. Statia Terminals Group N.V. and certain of its subsidiaries were organized for purposes of facilitating the acquisition. In July 1998, we sold Statia Terminals Southwest to an unaffiliated third party purchaser.

         On April 28, 1999, we completed our initial public equity offering of
7.6 million Class A common shares. The offering price was $20 per share raising gross proceeds of $152 million. The gross proceeds of the offering were used primarily to redeem all of our outstanding Series A, B, C, D and E preferred stock and pay accrued dividends, underwriters' discounts, fees, and other costs directly associated with the offering. In addition, proceeds from the offering were invested and used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34 million of the 11 3/4% First Mortgage Notes previously issued by two of our subsidiaries. In connection with the repurchase of the mortgage notes, we incurred a $4.7 million loss on the early extinguishment of debt. Subsequent to the offering, during 1999, we declared distributions on our Class A common and Class B subordinated shares aggregating $0.7665 per share. Only the declared distributions on our Class A common shares were paid during 1999.

         Our day-to-day operations are managed at the respective terminal locations. Our management team and employee base possess a diverse range of experience and skills in the terminaling industry. This experience has permitted us to better understand the objectives of our customers and to forge alliances with those customers at our terminals to meet those objectives. Thus, we believe that our operations extend beyond the traditional approach to terminaling. We are a premier provider of the core services offered by other terminal operators. In addition, unlike many of our competitors, we refrain from competing with our customers and provide ancillary, value-added services tailored to support the particular needs of our customers.

                                    INDUSTRY

         TERMINALING

         The petroleum terminaling industry consists of two market segments. One segment is characterized by the ownership and management of terminals inland along major crude oil or petroleum product pipelines. This segment is primarily engaged in the distribution of crude oil to inland refineries or of petroleum products via pipeline, rail or truck. The second segment of the industry is marine terminaling. This segment is primarily engaged in bulk storage and transshipment of crude oil and petroleum products of domestic and overseas producers, integrated oil companies, traders, refiners and distributors. "Transshipment" is the process whereby customers transfer their products either from a vessel to storage tanks for subsequent transfer to other vessels for delivery to other destinations or from one ship to another ship across the dock. We are primarily engaged in marine terminaling.

         A substantial portion of crude oil and petroleum products storage terminals are "captive," in other words, they are owned by producers, refiners and pipeline operators and used almost exclusively for their own operations. The independent terminaling operator segment of the marine terminaling industry which is described in this Report excludes these captive terminals. Captive terminal storage is only occasionally made available to the general market and lacks some of the competitive advantages of independent operations, the most important of which is confidentiality.

         Companies generally use marine liquids terminals for various reasons including:

/bullet/ to take advantage of economies of scale by transporting crude oil or petroleum products in bulk to a terminal as near to the ultimate destination as economically possible;
/bullet/ to blend crude oil or petroleum products to meet market specifications; /bullet/ to process products stored by their customers to add value for a specific downstream market;
/bullet/ to temporarily store crude oil or petroleum product; and /bullet/ to access fuel, in a process known as "bunkering," and supplies for consumption by marine vessels.

         BULK CARGO MOVEMENT

         Due to significant economies of scale, petroleum companies ship crude oil from locations such as the Middle East, North Sea and West Africa in very-large or ultra-large crude carriers to a transshipment point such as one of our terminals. These very-large and ultra-large crude carriers, however, are too large to deliver their cargo directly to many ports, including virtually all U.S. ports. Therefore, most petroleum companies are forced to either partially or completely "lighter" their cargo, which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea, or transship their cargo through a terminal to smaller vessels that can enter U.S., Canadian and Caribbean ports. Both of our facilities can handle substantially all of the world's largest fully-laden very-large and ultra-large crude carriers.

         We believe that terminaling offers several advantages over lightering. Terminaling generally provides more flexibility in the scheduling of deliveries and allows our customers to deliver their products to multiple locations. Terminaling is also generally safer and more environmentally sound than lightering which is conducted at sea and may be impacted by vessel movement, adverse weather and sea conditions. Lightering in U.S. territorial waters also creates a risk of liability for owners and shippers of oil. Under the U.S. Oil Pollution Act of 1990 and other state and federal legislation, significant liability is imposed for spills in U.S. territorial waters. In Canada, similar liability exists under the Canadian Shipping Act. Terminaling also provides customers with the ability to access value-added terminal services.

         Lightering generally takes significantly longer than discharging at a terminal. For example, a fully laden ultra-large crude carrier may require four or more days to fully discharge by lightering, but only 24 to 48 hours to fully discharge at our terminals. In addition, terminals allow oil producers to store oil and benefit from value-added services. The advantages of terminaling may be offset in market conditions where the direct costs of terminaling are higher than those of lightering. The direct cost differential of lightering versus terminaling changes as charter rates change for ships of various sizes. Under current market conditions, lightering in most instances costs less than terminaling, primarily by allowing very-large and ultra-large crude carriers to cover the longest portion of the total journey.

         BLENDING

         Increasingly stringent environmental regulations create additional demand for facilities that can blend a variety of components into finished products that meet such regulations as well as meet customer specific requirements. Precise blending requires specialized equipment, expertise, and availability of a full range of blendstocks. The evolving reformulated gasoline market in the U.S., resulting primarily from emission-reduction regulations, including the U.S. CLEAN AIR ACT, as amended, tightening specifications for distillates and the increasing need for blended residual fuel are expected to enhance the growth of the product blending segment of the terminaling industry. We regularly blend components to make finished gasolines and various grades of residual fuel. Fuel oils are also blended for utilities and other commercial users, and crude oils are blended for refiners.

         STRATEGIC STORAGE

         Some crude oil producers, integrated oil companies, refiners and others have a continuing need to store crude oil and petroleum products to supply a specific downstream demand, such as to supply feedstock to a refinery. The need for strategic storage is generally not as sensitive to changes in market conditions as is seasonal and opportunity storage and usually results in our being able to negotiate longer term contracts. We have several customers who use our facilities for strategic purposes. In Canada, a large independent U.S. refiner leases and utilizes eight tanks aggregating 3.6 million barrels for gathering crude oil from various locations to feed two of its refineries on the U.S. East coast. A second customer, consisting of a consortium of major oil companies, sends natural gas liquids via pipeline to certain processing facilities on land leased from us. After processing, certain products are stored with us under a long-term contract. At St. Eustatius, an oil producer leases 5.0 million barrels of storage from us and uses these tanks to supply its customers. Contracts with our most significant strategic storage customers are discussed below under the heading "CUSTOMERS."

         SEASONAL AND OPPORTUNITY STORAGE

         Refiners, traders and others use storage facilities to take advantage of seasonal movements and anomalies in the crude oil and petroleum products markets. When the forward prices for crude oil and petroleum products that we store fall below spot prices for any length of time, this market condition is called "backwardation." When forward prices exceed spot prices for any length of time the market is said to be in "contango." When crude oil and petroleum product markets are in contango by an amount exceeding storage costs, the time value of money, the cost of a second vessel plus the cost of loading and unloading at a terminal, the demand for storage capacity at terminals usually increases. When crude oil and petroleum products markets are in backwardation for any length of time, the traditional users of terminal storage facilities are less likely to store product, thereby reducing storage utilization levels. Historically, heating oil has been in contango during the summer months and gasoline has been in contango during the winter months. As a result, demand for heating oil storage is typically strongest during the summer, fall and winter months and demand for gasoline storage is typically strongest in the winter, spring and summer months. However, during the summer of 1999 and winter of 1999/2000, the heating oil and gasoline markets have not followed this historical pattern, and we can give no assurance that the crude oil and petroleum products markets will follow these patterns in the future.

         From the beginning of 1995 to late 1997, all segments of the crude oil and petroleum products markets were in a period of backwardation which we believe adversely impacted our business. Several factors contributed to this backwardation period, including anticipation of incremental crude oil supplies entering the market from Iraq and elsewhere, a shift to "just in time inventory" positions by many oil companies, and strong demand for petroleum products.

         Beginning in late 1997 and until the current period of backwardation started during the spring of 1999, all segments of the crude oil and petroleum products markets were generally in contango. As a result, previously available storage tank capacity began to diminish, and storage tank lease rates began to rise during 1998. The shift toward contango was due in part to the worldwide excess supply of crude oil which existed at that time, which resulted in a sharp decrease in spot prices for most petroleum products.

         Members of the Organization of Petroleum Exporting Countries ("OPEC"), in conjunction with certain non-OPEC members, signed an agreement in March 1999 to reduce worldwide crude oil production with the intent of supporting market prices for crude oil and petroleum products. In accordance with the one year agreement which became effective April 1, 1999, the signatories have significantly reduced their production of crude oil which has resulted in a significant increase in spot prices and a reduction of crude oil and petroleum products inventories. The signatories are scheduled to meet in late March 2000 to discuss the status of the agreement. Since shortly after the agreement was reached in March 1999, generally all segments of the crude oil and petroleum products markets have been in particularly severe backwardation. We believe that our business has been adversely impacted during the current backwardation period.

         BUNKER SALES

         "Bunkering" is the sale and delivery of fuels to marine vessels to be used for their own engines. The customer base and suppliers of bunker fuel are located worldwide. Sales of bunker fuel, which includes diesel oil, gas oil and intermediate fuel oil, are driven primarily by the proximity of the supply location to major shipping routes and ports of call; the amount of cargo carried by marine vessels; and the price, quantity and quality of bunker fuel.

         Bunker fuel is sold under international standards of quality that are recognized by both fuel suppliers and ship operators. Raw materials for bunker fuels are purchased in bulk lots of various grades and then blended to meet customer specifications. Each supplier is responsible for quality control and other merchantability aspects of the fuel they sell.

         Traditionally, the bunker fuel business was concentrated in those ports with high ship traffic and near primary sources of refined marine fuels. In recent years, the number of refiner/suppliers in many ports has diminished and stricter environmental laws have been enacted, primarily in the U.S., Canada and Europe. As a result, the sale of bunker fuel has increased at locations outside the U.S., Canada and Europe.

         PROCESSING

         Atmospheric distillation is a process that applies heat to separate the hydrocarbons in crude oil into certain petroleum products. Most simple distillation units, including ours, produce at least three product streams: naphtha, distillate (heating oil) and residual fuel. The profitability of atmospheric distillation is dependent on feedstock, operating and other costs compared to the value of the resulting products. From time to time, we process petroleum products with our atmospheric distillation unit.

                              SERVICES AND PRODUCTS

         We provide storage services which are designed to meet our customers' specifications and a full range of terminaling-related services, including product blending, heating, mixing, separation, and removal of water and other impurities. Our facilities can handle a variety of petroleum materials, including light, medium and heavy crude oils, residual fuel oil, gasoline, gasoline blending components, diesel, marine gas oil, marine diesel oil, aviation fuel, bunker fuel, and butane. Residual fuel oil is comprised of the residue from the distillation of crude oil after the light oils, gasoline, naphtha, kerosene and distillate oils are extracted. We also handle petroleum diluents, lubricating oils, and various other petroleum products.

         We own seven berthing locations where vessels may load and discharge crude oil and petroleum products at our St. Eustatius facility and two berthing locations at our Point Tupper facility. With these berthing locations and our uniquely designed mooring facilities and piping configurations, we can handle oil tankers of various sizes, from relatively small to some of the largest in the world and provide services such as simultaneous discharging and loading of vessels and "across the dock" transfers. We charter tugboats and own other marine equipment to assist with docking operations and provide port services.

         We specialize in "in-tank" or "in-line" blending with computer-assisted blending technology that assures product integrity and homogeneity. Our facilities can blend and mix a full range of petroleum products including gasoline, residual fuel oils, bunker fuel, and crude oil. We believe our blending capability has attracted certain customers who have leased capacity primarily for blending purposes and who have contributed to our bunker fuel and bulk product sales. We have worked closely with residual fuel oil market participants to assist them with their blending operations.

         We own storage spheres for butane at both of our facilities that enhance our gasoline blending capabilities. We also own an atmospheric distillation unit for refining at St. Eustatius. We use the storage spheres and the distillation unit to improve product quality and add value to our customers' products.

         Notwithstanding periods of unusually adverse market conditions, including the current period of backwardation and the backwardation period which persisted from the first quarter of 1995 to the fourth quarter of 1997, the average percentage of our available capacity that we leased at the St. Eustatius facility for each of the years ended 1997, 1998, and 1999 was 76%, 92% and 90%, respectively. The average capacity leased at the Point Tupper facility over each of the last three years ended 1997, 1998, and 1999 was 70%, 93% and 79%, respectively. We believe that cost advantages associated with the location of our facility, shipping economies of scale, product blending capabilities, and the availability of a full range of ancillary services at the facility have driven the demand for our storage services.

         As part of our petroleum product marketing, we supply bunker fuel in the Caribbean and in Nova Scotia, Canada. At and around St. Eustatius, our bunkering business has evolved from offering bunker fuel to ships at the terminal berths to a delivery system utilizing specially modified barges which provide fuel to vessels at anchor. During this period, we concentrated our marketing efforts on finding additional customers, particularly those with regular routes through the Caribbean, and on customers requiring larger volumes of fuel per vessel call. As a result, the total number of vessels bunkering at our St. Eustatius facility has increased, as well as the average volume of bunker fuel delivered per vessel, producing an increased total volume delivered.

         In the first quarter of 1996, we initiated bunker fuel service operations at Point Tupper with deliveries via pipeline at the terminal berths and by truck in the surrounding Strait of Canso area. During this period, we were generally unable to secure an adequate source of supply; therefore, we periodically leased the storage capacity that we had previously allocated to storage of bunker fuel.

         We purchase small quantities of petroleum products primarily to maintain an inventory of certain blendstocks and bunker fuel. The blendstocks allow us to assist our customers with meeting their quality requirements. From time to time we purchase and sell products to accommodate customers who wish to source or dispose of small quantities of product, and to assist customers' sales activities. Further, we sell to a customer that utilizes the product to supply its distribution network in the northeastern Caribbean. Other relatively small product sales are made to Caribbean wholesalers.

         Netherlands Antilles and Canadian environmental laws and regulations require ship owners, vessel charterers, refiners and terminals to have access to spill response capabilities. At St. Eustatius, we own and operate the M/V STATIA RESPONDER (formerly known as the M/V MEGAN D. GAMBARELLA), a 194 foot multi-function emergency response and maintenance vessel with spill response, firefighting, and underwater diving support capabilities. The STATIA ALERT, a barge that is capable of recovering 200 gallons per minute of oil/water mixture, and two response boats that can deploy booms to contain a spill within a certain area and release absorbent materials, support our emergency and spill response capability at St. Eustatius. The St. Eustatius facility also has three tugs on time charter and owns two mooring launches, all of which are available for safe berthing of vessels calling at the terminal and for emergency and spill response.

         In Canada, we own and operate two fully-equipped spill response vessels on Cape Breton Island, one located at Point Tupper and the other located in Sydney, Nova Scotia. In the event of an oil spill, these vessels can deploy containment and clean-up equipment including skimmers to retrieve product from the surface of the water, booms to contain spills, and absorbents to absorb spilled product. We charter tugs, mooring launches and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at Point Tupper and to provide other services to vessels.

         We believe that the presence of fully equipped spill response vessels in port is important in attracting customers to our facilities. Our customers benefit by ready access to this equipment, and we charge each vessel that calls at our facilities a fee for this capability.

         In 1998, we entered into a 25 year agreement to lease approximately 65 acres of our land at Point Tupper and a 12 year product storage agreement for over 500,000 barrels of our existing storage tank capacity with Sable Offshore Energy, Inc. The land lease provides Sable options to extend for two additional 25 year periods. Sable has built a natural gas liquids fractionation plant, storage, and rail handling facilities on the land. The fractionation plant has the ability to process an average of 20,000 barrels per day of natural gas liquids extracted from the Sable Island region of Nova Scotia, Canada, and delivered via pipeline to the fractionation plant from Sable's Goldboro Gas Processing Plant in Guysborough County, Nova Scotia.

                                     PRICING

         Storage and throughput pricing in the marine terminaling industry is subject to a number of factors, including variations in petroleum product production and consumption, economic conditions, political developments, seasonality of demand for certain products and the geographic sector of the world being serviced. At the customer level, terminal selection focuses primarily on:

         /bullet/ location;
         /bullet/ quality of service; and
         /bullet/ range of services offered.

         Although price is always an issue, price differentials among competing terminals are frequently less important to the customer because terminaling costs represent only a small portion of the customer's total distribution costs.

         In developing our pricing strategy, we consider petroleum market conditions and oil price trends. We also take into consideration the quality and range of our services compared to those of competing terminals, prices prevailing at the time in the terminaling market in which we operate, cost savings from shipping to our terminal locations, and the cost of other options available to the customer. In situations requiring special accommodations for the customer (e.g. unique tank modification or construction of new tanks), we may price on a rate-of-return basis.

         We enter into written storage and throughput contracts with customers. During 1999, approximately 60% of our storage and throughput revenues, excluding related ancillary services, were attributable to long-term storage and throughput agreements of one year or more. Our long-term storage and throughput agreements are individually negotiated with each customer. The typical agreement specifies tank storage volume, the commodities to be stored, a minimum monthly charge, an excess throughput charge for throughput volume in excess of the volume specified in the storage contract, and a price escalator. In addition, there may be charges for certain additional services such as the transfer, blending, mixing, heating, decanting and other processing of stored commodities. The minimum monthly charge is due and payable without regard to the volume of storage capacity, if any, actually utilized. For the minimum monthly charge, the user is generally allowed to deliver, store for one month and remove the specified tank storage volume of commodities. As an incentive for the user to throughput additional barrels, the excess throughput charge is typically a lower rate per barrel than the rate per barrel utilized in establishing the minimum monthly charge. Year-to-year escalation of charges is typical in long-term contracts.

         The pricing of bunker fuels is subject to a number of factors, including general economic conditions and the geographic sector of the world being serviced. Substantially all bunker sales are negotiated on an individual vessel basis as the vessel has a specific requirement for fuel. As many vessels have sufficient fuel capacity that allows them to travel long distances between refueling stops, worldwide market conditions and the specific ports along the vessel's intended route dictate individual sale prices. Factors such as cost of supply, type and quality of fuel, quantity, method and location of delivery, and other factors determine our pricing.

                                   COMPETITION

         The main competition to crude oil storage at our facilities is from lightering. Under current market conditions, lightering in most instances costs less than terminaling. The price differential between lightering and terminaling is primarily driven by the charter rates for vessels of various sizes. Terminaling generally occupies a very-large or ultra-large crude carrier for a shorter period of time than lightering. A very-large crude carrier can be lightered in approximately four days if lightering vessels are available for continuous back-to-back operations and the weather is good. If not, a longer period is required. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminaling including storage costs, dock charges and spill response fees. However, terminaling reduces the risk of environmental damage associated with lightering.

         The independent terminaling industry is fragmented and includes both large, well-financed companies that own many terminal locations and smaller companies that may own a single terminal location. We are a member of the Independent Liquid Terminals Association ("ILTA") which, among other functions, publishes a directory of terminal locations of its members throughout the world. Customers with specific geographic and other logistical requirements may use the ILTA directory to identify the terminals in the region available for specific needs and to select the preferred providers on the basis of service, specific terminal capabilities and environmental compliance.

         In addition to the terminals owned by independent terminal operators, many state-owned oil producers and major energy and chemical companies also own extensive terminal facilities, and these terminals often have the same capabilities as terminals owned by independent operators. While the purpose of such terminals is to serve the operations of their owners, and they do not customarily offer terminaling services to third parties, these terminals occasionally are made available to the market when they have unused capacity on a short-term and irregular basis. Such terminals lack certain competitive advantages of independent operators, the most important of which is confidentiality.

         In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost-effective locations near key transportation links such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their captive storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

         Terminal owners and operators compete based on the location and versatility of their terminals, service and price. A favorably located terminal will have access to cost-effective transportation both to and from the terminal. Possible transportation modes include waterways, railroads, roadways and pipelines.

         Terminal versatility is a function of the operator's ability to offer safe handling for a diverse group of products with potentially complicated handling requirements. The primary service function provided by the terminal is the safe storage and return of all of the customer's product while maintaining product integrity. Terminals may also provide additional services, such as heating, blending, water removal and processing with assurance of proper environmental handling procedures or vapor control to reduce evaporation.

         In our bunkering business, we compete with ports offering bunker fuels to which, or from which, each vessel travels or are along the route of travel of the vessel. We also compete with bunker delivery locations around the world. In the Western Hemisphere, there are significant alternative bunker locations, including ports on the U.S. East coast and Gulf coast and in Panama, Puerto Rico, the Bahamas, Aruba, Curacao and Halifax. In addition, we compete with Rotterdam and various North Sea locations.

                                    CUSTOMERS

         Our customers include many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies and ship owners and operators.

         We presently have significant long-term contracts at St. Eustatius, including a storage and throughput agreement with Bolanter Corporation N.V., a subsidiary of Saudi Aramco, for an initial five-year term which was recently renewed and amended to extend the agreement, among other changes, for a three-year term beginning January 31, 2000. The terminal enables Bolanter to transport various grades of crude oil closer to market at competitive transportation rates. This contract commits all of the St. Eustatius facility's current crude oil storage capacity to Bolanter, which represents approximately 44% of the terminal's total capacity and 6.1% of our 1999 revenues, including revenues derived from affiliates of Bolanter as an indirect result of this contract. An additional 6.4% of our 1999 revenues were derived from parties unaffiliated with Bolanter but generated by the movement of Bolanter's products through the St. Eustatius terminal. In addition, revenues from an affiliate of Saudi Aramco, which received bunker fuels at our St. Eustatius facility, accounted for 2.3% of our total 1999 revenues.

         We presently have significant long-term contracts at Point Tupper, including an agreement with a large independent refiner, a subsidiary of Tosco Corporation, for an initial five-year term which was renewed in March 1999 for an additional five-year term through July 31, 2004. At the end of this current five-year term, the contract may be renewed for another five-year term at the customer's discretion. This contract became effective in August 1994 and commits approximately 49% of the present tank capacity at Point Tupper. It represented approximately 5.1% of our 1999 revenues, including revenues derived from an affiliate of Tosco as an indirect result of this contract. An additional 0.9% of our 1999 revenues were derived from parties unaffiliated with Tosco, but generated by the movement of Tosco's products through the Point Tupper terminal.

         In addition, we have another customer which represented 9.0% of our 1999 revenues. We also supply bunker fuel to a customer which represented 7.0% of our 1999 revenues. No other customer accounted for more than 5% of our total 1999 revenues.

                                    SUPPLIERS

          At St. Eustatius, we are currently purchasing a majority of the fuel oil necessary to support our bunker sales requirements pursuant to a contract with a major state-owned oil company. This contract became effective in 1993, and has been renewed annually thereafter through February 29, 2000. We are currently operating under a short-term oral extension to the contract pending completion of discussions with the oil company. We anticipate renewal of the supply contract in the near future under terms and conditions comparable to the prior agreement. We believe that suitable alternate sources of supply are available from which we can procure fuel oil should our current contract be interrupted or not be renewed.

         At Point Tupper, we are attempting to secure a source of supply of bunker fuel sufficient to support increased bunker fuel marketing to vessels calling at this facility or operating in the Strait of Canso area.

                    ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

       Our subsidiaries are subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of our operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. We believe we are presently in substantial compliance with applicable laws and regulations governing environmental, health and safety matters. We have taken measures to mitigate our exposure to environmental risks including acquiring automated and monitoring equipment, training employees, maintaining our own emergency and spill response equipment at each terminal, and maintaining liability insurance for certain accidental spills. Additional information regarding our environmental, health and safety matters is presented under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental, Health and Safety Matters."

         ST. EUSTATIUS

         Until recently, the St. Eustatius terminal has not been subject to significant environmental, health and safety regulations, and health, safety and environmental audits have not been required by law. No environmental or health and safety permits are required for the St. Eustatius terminal except under the St. Eustatius Nuisance Ordinance. A license under the St. Eustatius Nuisance Ordinance was issued to us in February 1997 subject to compliance with certain requirements. The requirements established by the license set forth environmental standards for operation of the facility, including monitoring of air emissions, limits on and monitoring of waste-water discharges, establishment of a wastewater treatment system, standards for above-ground storage tanks and tank pits, reporting and clean-up of any soil or water pollution and certain site security measures. To date, we have complied with the license requirements, and do not expect further compliance to have a material adverse effect on our business and financial condition, results of operations or our ability to make distributions. We will address future improvements to the facility that may be necessary to comply with new environmental, health and safety laws and regulations, if any, as they arise.

         At St. Eustatius, terminal management, with the advice of certain consultants, supervises the on and off-site disposal and storage of hazardous waste materials. The nature of our business is such that spills of crude oil or petroleum products may occur at the terminal periodically. Over the past three years ending December 31, 1999, there were no significant spills. All spills at the St. Eustatius terminal were reported to the appropriate environmental authorities and have not resulted in any citations by such authorities for violations of law. We have remediated all such spills to the satisfaction of the applicable authorities. In addition, two government inspections were performed during each of 1997 and 1998 with no citations issued.

         POINT TUPPER

         The Point Tupper terminal is subject to a variety of environmental, health and safety regulations administered by the Canadian federal government and the Nova Scotia Department of Environment ("NSDOE"). While air emission monitoring is not required by the NSDOE, surface water and groundwater monitoring are required and are performed on a routine basis in accordance with the requirements of Industrial Approval permit #92-IAE 013 which was issued by NSDOE, in March 1999 and expires March 8, 2008. We believe we have all requisite environmental permits. The nature of our business is such that spills of crude oil or refined products may occur at the terminal periodically. The Point Tupper facility, pursuant to the Canadian Shipping Act, has been designated as an Oil Handling Facility. The facility is compliant with regulations respecting the procedures, equipment and resources, including an arrangement with a certified response organization, to mitigate any incidents with respect to oil pollution which may occur out of the loading or unloading of crude oil and petroleum products to or from a ship at the facility. Over the past three years ended December 31, 1999, there were no significant spills. All spills at the Point Tupper terminal were reported and remediated to the satisfaction of the applicable agencies and have not resulted in any citations by such authorities.

         Past use of the facility by others, including its past operation by others as an oil refinery, have resulted in certain on-site areas of known and potential contamination, as described under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental, Health and Safety Matters."

                                    EMPLOYEES

         As of February 29, 2000, excluding contract labor, we employed 203 people. Forty-one employees were located in the U.S., 104 on St. Eustatius, and 58 at Point Tupper. A majority of our employees at both the St. Eustatius and Point Tupper facilities are unionized. We believe that our relationships with our employees are good. We have never experienced a material labor related business disruption.

         ST. EUSTATIUS

         The Windward Islands Federation of Labor ("WIFOL") represents the majority of our hourly workers at St. Eustatius. We entered into an agreement with WIFOL on June 1, 1993, which extended to May 31, 1996. The agreement provided for automatic one year extensions if neither party requested an amendment. We have not requested or received any requests for an extension. We believe that the agreement no longer binds us, but we continue to provide pay and benefits to the hourly workers as if the agreement were still in effect.

         POINT TUPPER

         The Communications, Energy and Paperworkers Union ("CEPU") represents a majority of Point Tupper's hourly work force. During 1999, we signed a new agreement with the union which expires on September 30, 2003. We have experienced no operational work stoppages in the last five years.

                               ITEM 2. PROPERTIES

                       ST. EUSTATIUS, NETHERLANDS ANTILLES

         We own an 11.3 million barrel petroleum terminaling facility located on the Netherlands Antilles island of St. Eustatius which is located at a point of minimum deviation from major shipping routes. St. Eustatius is approximately 1,900 miles from Houston, 1,500 miles from Philadelphia, 550 miles from Amuay Bay, Venezuela, and 1,100 miles from the Panama Canal. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products. A three-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring buoy with loading and unloading capabilities serve the terminal's customers' vessels.

         This facility has 24 tanks with a total capacity of 5.1 million barrels dedicated to fuel oil storage, 18 tanks with a total capacity of 1.2 million barrels dedicated to petroleum products storage, and eight tanks totaling 5.0 million barrels dedicated to multigrade crude oil storage. The facility also has a 15,000 barrel butane sphere. The fuel oil and petroleum product facilities have in-tank and in-line blending capability. The crude storage is the newest portion of the facility, construction of which was completed in early 1995 by a subsidiary of Chicago Bridge & Iron Company. The storage tanks comply with construction standards that meet or exceed American Petroleum Institute, National Fire Prevention Association and other material industry standards. Crude oil movements at the terminal are fully automated. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 barrels per day of feedstock, ranging from condensates to heavy crude oil.

         The St. Eustatius facility can accommodate the world's largest vessels for loading and discharging crude oil. The single point mooring system can handle a single fully-laden vessel of up to 520,000 deadweight tons, which is a marine vessel's cargo carrying capacity, with a draft of up to 120 feet. The single point mooring system can discharge or load at rates in excess of 100,000 barrels of crude oil per hour. There are six pumps connected to the single point mooring system, each of which can pump up to 18,000 barrels per hour from the single point mooring system to the storage tanks. The jetty at St. Eustatius can accommodate three vessels simultaneously. The south berth of the jetty can handle vessels of up to 150,000 deadweight tons with a draft of up to 55 feet. The north berth of the jetty can handle vessels of up to 80,000 deadweight tons with a draft of up to 55 feet. There is also a barge loading station on the jetty. At the south and north berths of the jetty, 25,000 barrels per hour of fuel oil can be discharged or loaded. To accommodate the needs of our gasoline and diesel oil customers, in July 1998, we completed installation of a monopile with platform that can handle vessels of up to 40,000 deadweight tons with a draft of up to 46 feet. The monopile with platform can handle two vessels simultaneously and can discharge or load 12,000 barrels per hour of refined products. In addition, this facility has a floating hose station that we use to load bunker fuels onto our barges for delivery to customers. We believe that the speed at which our facility at St. Eustatius can load crude oil and petroleum products off of or onto vessels gives us a competitive advantage due to reductions in the time ships spend in port.

         We own and operate all of the berthing facilities at our St. Eustatius terminal for which we charge vessels a dock charge. Vessel owners or charterers may incur separate charges for berthing facilities use and associated services such as pilotage, tug assistance, line handling, launch service, emergency and spill response and ship services.

         Recognizing the strategic advantage of its location in the Caribbean near major shipping lanes, we deliver bunker fuel to vessels at our St. Eustatius facility. The bunkering business has evolved from offering fuels to ships at the berth to a delivery system utilizing specially modified barges that provide fuel to vessels at anchorage. The location of the terminal on the leeward side of the island, which provides natural protection for ships, generally favorable year-round weather conditions, and deep navigable water at an anchorage relatively close to shore, attracts ships to this facility for their bunker fuel requirements. We own four barges and charter one barge, which support the bunker fuel sales operation.

         During 1998, we commissioned an atmospheric distillation unit at St. Eustatius. The unit is capable of processing up to 15,000 barrels per day of feedstock ranging from condensates to heavy crude oil. This distillation unit can produce naphtha, distillate (heating oil) and residual fuel oil. We believe that the capability to process feedstock for third parties may create opportunities for us.

                        POINT TUPPER, NOVA SCOTIA, CANADA

         We own a terminaling facility located at Point Tupper in the Strait of Canso, near Port Hawkesbury, Nova Scotia, Canada, which is located at a point of minimal deviation from major shipping routes. Point Tupper is approximately 700 miles from New York City, 850 miles from Philadelphia and 2,500 miles from Mongstad, Norway. This facility operates the deepest independent ice-free marine terminal on the North American Atlantic coast, with access to the U.S. East coast, Canada, and the Midwestern U.S. via the St. Lawrence Seaway and the Great Lakes system. The Point Tupper facility can accommodate substantially all of the largest fully laden very-large and ultra-large crude carriers for loading and discharging.

         We renovated our facilities at Point Tupper and converted a former oil refinery site into an independent storage terminal. This work, performed primarily by a subsidiary of Chicago Bridge & Iron Company, began in 1992 and was completed in 1994. The tanks were renovated to comply with construction standards that meet or exceed American Petroleum Institute, National Fire Prevention Association and other material industry standards.

         We believe that our dock at Point Tupper is one of the premier dock facilities in North America. The outer berth of the Point Tupper facility's dock, Berth One, can handle fully laden vessels of up to 400,000 deadweight tons with a draft of up to 84 feet. At Berth One, approximately 75,000 barrels per hour of crude oil, approximately 17,000 barrels per hour of diesel or gasoline, or 50,000 barrels per hour of fuel oil can be discharged or loaded. Berth Two can accommodate vessels of up to 99,000 deadweight tons with drafts of up to 40 feet. At Berth Two, approximately 25,000 barrels per hour of crude oil, approximately 12,000 barrels per hour of diesel or gasoline, or approximately 12,000 barrels per hour of fuel oil can be discharged or loaded. Liquid movement at the terminal is fully automated. The Point Tupper facility can accommodate two vessels simultaneously. We charge separately for the use of the dock facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response and ship services.

         The berths at the dock of the Point Tupper facility connect to a 7.4 million barrel tank farm. The terminal has the capability of receiving and loading crude oil, petroleum products and certain petrochemicals. This facility has 22 tanks with a combined capacity of 5.7 million barrels dedicated to multigrade crude oil storage, two tanks with a combined capacity of 0.5 million barrels dedicated to fuel oil storage and 10 tanks with a combined capacity of
1.2 million barrels dedicated to petroleum products, including gasoline, gasoline blend components, diesel and distillates. During 1997, approximately two-thirds of the storage tanks dedicated to petroleum products were converted to crude oil storage. The facility also has a 55,000 barrel butane storage sphere. This sphere is one of the largest of its kind in North America, and we expect it to enhance our petroleum products blending operations.

         In order to comply with our safe handling procedures and Canadian environmental laws, we own and operate two fully equipped spill response vessels on Cape Breton Island, one located at Point Tupper and the other located in Sydney. In addition to these vessels, we have the capability to respond to spills on land or water with a combined spill response capability of over 2,500 metric tons at this terminal location. An additional 7,500 metric ton spill response capability is immediately available at Point Tupper by agreement with another response organization. Our customers benefit by ready access to the equipment. In 1995, one of our subsidiaries was granted Canadian Coast Guard certification as a response organization with spill response capabilities. Consequently, vessels calling in the Strait of Canso are required to pay us a subscription fee for access to the services provided by the spill response organization, even if they do not dock at our terminal.

         There are two truck racks at the Point Tupper facility. The north truck rack has the capability to load up to 550 barrels per hour of fuel oil and the south truck rack has the capability to load up to 550 barrels per hour of fuel oil or diesel.

          We are continuing to negotiate a land exchange agreement with the Province of Nova Scotia conveying certain land we own at the Point Tupper terminal site to the Province of Nova Scotia in exchange for the conveyance by the Province of Nova Scotia of certain unused rights-of-way on our remaining property at Point Tupper. We presently own approximately 3,000 acres of land at this location. However, we are prohibited by law from using the approximately 1,296 acres comprising

Landrie Lake and adjacent watershed land. The land anticipated to be transferred to the Province is principally the Landrie Lake and adjacent watershed lands.

                            ITEM 3. LEGAL PROCEEDINGS

         Global Petroleum Corp. and one of its affiliates sued us in December of 1993 seeking the release of certain petroleum products we were holding to secure the payment of invoices. The Supreme Court of Nova Scotia ordered the release of the products once Global posted a $2.0 million bond. Global claimed damages of $1.2 million for breach of contract, and we counterclaimed for breach of contract and payment of approximately $2.0 million of overdue invoices. In April 1996, Global, Scotia Synfuels Limited and their related companies sued CBI Industries and us in the Supreme Court of Nova Scotia alleging $100 million in damages resulting from misrepresentation, fraud and breach of fiduciary duty. The plaintiffs alleged these claims arose out of the level of costs and expenses paid to subsidiaries of CBI Industries and others for the reactivation of the Point Tupper facility and the subsequent sale of the plaintiff's diluted shares in the entity owning the Point Tupper facility to one of our affiliates, which was at that time a subsidiary of CBI Industries. During the fourth quarter of 1999, the parties settled these proceedings by Global making payment of an agreed amount, all of which will go to Praxair, Inc. pursuant to the indemnity agreement discussed below.

         In May 1994, the U.S. Department of Justice sued two of our subsidiaries for pollution clean-up costs of $3.6 million in connection with the discharge of oil into the territorial waters of the U.S. Virgin Islands and Puerto Rico by a third party barge that had been loaded at our St. Eustatius facility but was not affiliated with us. On April 16, 1998, the U.S. District Court ruled that it lacked jurisdiction over the St. Eustatius subsidiary and dismissed it from the case. On March 16, 2000, the U.S. Department of Justice signed and filed with the court a stipulation and agreement that this action be dismissed with prejudice. Therefore, this case is now closed.

         In connection with the Castle Harlan acquisition, Praxair agreed to indemnify us against damages relating to the legal proceedings described above. As part of the Castle Harlan acquisition agreement, all recovery from Global or the other parties bringing the actions is to be retained by Praxair.

         We are involved in various other claims and litigation related to the ordinary conduct of our business. Based upon our analysis of legal matters and our discussions with legal counsel, we believe that these matters will not materially impact our business and financial condition, results of operations or ability to make distributions.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II.

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                            RELATED SECURITY MATTERS

                        MARKET FOR CLASS A COMMON SHARES

         Our Class A common shares are traded on the NASDAQ National Market System under the symbol STNV. The following table sets forth the range of high and low sales prices per Class A common share as reported by the NASDAQ National Market System for the indicated quarters during the period from the date of completion of our initial public offering of equity on April 28, 1999 through December 31, 1999.

                                                           HIGH        LOW
                                                           ----        ---
                 Quarter ended June 30, 1999             $18.313     $14.500
                 Quarter ended September 30, 1999        $16.000     $12.250
                 Quarter ended December 31, 1999         $12.750     $ 5.219

         As of February 29, 2000, there were 84 holders of record of our Class A common shares.

                                  DISTRIBUTIONS

         On August 13, 1999, we paid a distribution of $0.3165 per Class A common share representing the target quarterly distribution of $0.45 per share prorated for the period from the date of closing of our initial public offering of equity on April 28, 1999 through June 30, 1999. On November 12, 1999, we paid a distribution of $0.45 per Class A common share representing the target quarterly distribution for the third quarter of 1999.

         On February 14, 2000, we paid a distribution of $0.15 per Class A common share. Pursuant to our articles of incorporation, the $0.30 per share difference between the distribution paid and the target quarterly distribution of $0.45 per share for the fourth quarter of 1999 represents an arrearage which must be paid from future available cash prior to paying any future distributions.

         We are continuing to be affected by the high market price of crude oil and the uncertainty surrounding future crude oil production levels that result from the current accord between the major oil producing countries. This accord has resulted in significantly curtailed production, reduced movement of crude oil and petroleum products, a worldwide reduction of inventory, and market uncertainty regarding future production. We cannot predict when these producers or others will increase production so as to bring the supply and demand into balance and result in a more stable market.

         This market situation has negatively affected our revenues, available cash and earnings. If the current trend continues, we believe it is unlikely that a distribution per common share will be paid following the end of the first quarter of 2000. Should this be the case, and as required by our articles of incorporation, the difference between the target quarterly distribution of $0.45 per share and any lesser distribution per share will accrue and represents an arrearage which must be paid from future available cash prior to paying any future distributions.

         As required by our articles of incorporation, we will make distributions to our shareholders for each of our fiscal quarters prior to liquidation in an amount equal to 100% of our available cash, if any, for that quarter. We expect to make distributions of all available cash within approximately 45 days after the end of each quarter to holders of record on the applicable record date. Available cash, as defined in our articles of incorporation, generally means:

         /bullet/ all cash on hand at the end of any quarter; and /bullet/ borrowed after the end of any quarter for working capital purposes

         LESS:

         the amount of cash reserves that is necessary or appropriate in the reasonable discretion of our board of directors to:

         /bullet/ provide for the proper conduct of our business;
         /bullet/ comply with applicable law or any of our debt instruments or other agreements; or
         /bullet/ provide funds for distributions for any one or more of the next four fiscal quarters.

         The reserves our board of directors may establish are not limited to reserves under generally accepted accounting principles.

         For each quarter during the subordination period (as defined in our articles of incorporation), to the extent we have enough available cash, a holder of Class A common shares will have the right to receive the target quarterly distribution (as defined in our articles of incorporation), plus any common share arrearages, prior to any distribution of available cash to the holders of Class B subordinated shares. Upon expiration of the subordination period, which generally will not occur prior to June 30, 2004, all Class B subordinated shares will be converted on a one-for-one basis into Class A common shares and will participate pro rata with all other Class A common shares in future distributions of available cash. Under particular circumstances, up to 50% of the Class B subordinated shares may convert into Class A common shares before the expiration of the subordination period. Class A common shares will not accrue arrearages for distributions for any quarter after the end of the subordination period.

         Statia Terminals Group is a holding company and depends entirely on dividends from Statia Terminals International for its cash flow. Statia Terminals International's ability to pay dividends to Statia Terminals Group is subject to restrictions contained in the indenture relating to its mortgage notes. Additional information regarding such restrictions is presented under
Item 7 of this Report - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Reserves--CASH FLOW FROM FINANCING ACTIVITIES."

         Under Netherlands Antilles law we may make one or more distributions to our shareholders out of legally available funds. These distributions can be made out of our profits or reserves. We establish profits at our annual general meeting of shareholders after we prepare and submit the balance sheet and profit and loss account to our shareholders. Upon adoption of these financial statements at the annual general meeting of shareholders, the profit, if any, is set as the positive balance of the profit and loss account after allocation of amounts to reserves or creation of one or more provisions. Our articles of incorporation provide that we may distribute such profit as we deem fit. In addition, our articles of incorporation provide that we may allocate, in whole or in part, any profit amounts to the profit reserves and make distributions therefrom, as well as to distribute out of reserves.

         Notwithstanding the above, we may declare and distribute one or more interim distributions in the form of interim dividends, as an advance payment of expected profits. We may make this declaration only if we have, at the time of such declaration, the reasonable expectation that we will make sufficient profits for the relevant financial year to justify the interim distributions. However, at the time of the declaration of the interim distribution, we may further determine that any amounts not covered by the profits shall be qualified as distribution out of freely distributable reserves, if any, such as the capital surplus, being the aggregate amounts paid in excess of the par value per share by each holder of Class A common shares, Class B subordinated shares or Class C incentive rights.

         We may make the distribution out of profits and/or reserves generally to shareholders insofar as our equity exceeds the nominal value of the issued and outstanding capital. In addition, if the profits and loss account shows a loss for any given year, and that loss cannot be covered by the reserves or compensated in another manner, no profit can be distributed in any subsequent year until that loss has been recovered or has been offset by reserves.

         Under the laws of the Netherlands Antilles as currently in effect, a holder of Class A common shares who is not a resident or deemed a resident of, and during the taxable year has not engaged in trade or business through a permanent establishment in, or permanent representative or agent in, the Netherlands Antilles will not be subject to Netherlands Antilles income tax on distributions made with respect to the Class A common shares or on gains realized during that year on sale or disposal of such shares. The Netherlands Antilles do not impose a withholding tax on distributions made by Statia Terminals Group. There are no gift or inheritance taxes levied by the Netherlands Antilles when at the time of such gift, or at the time of death, the relevant holder of Class A common shares was not domiciled or deemed domiciled in the Netherlands Antilles. A person is not deemed a resident or deemed domiciled in the Netherlands Antilles merely on the basis of being a holder of Class A common shares. No reciprocal tax treaty presently exists between the Netherlands Antilles and the United States.

         Although there are Netherlands Antilles laws which may impose foreign exchange controls on us and may affect the payment of distributions to non-resident holders of our Class A common shares, we have been granted an exemption from such foreign exchange control regulations by the Central Bank of the Netherlands Antilles. Other jurisdictions in which we conduct operations may have various currency or exchange controls. As to our Class A common shares, Netherlands Antilles law imposes no limitations on the right of non-resident or foreign owners to hold or vote such securities.

                         ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the periods and as of the dates indicated. In January 1996, our former parent, CBI Industries, was acquired by Praxair. The statement of operations data for each of the years ended December 31, 1997, 1998 and 1999 have been derived from and are qualified by reference to our audited consolidated financial statements included elsewhere in this Report. The statement of operations data for each of:

         /bullet/ the period from January 1, 1996 through November 27, 1996; and /bullet/ the period from November 27, 1996 through December 31, 1996 have been derived from, and are qualified by reference to, our audited consolidated financial statements not included in this Report. The statement of operations data for the year ended December 31, 1995 have been derived from the audited combined financial statements of Statia Terminals, Inc. and its subsidiaries and affiliates not included in this Report. The summary of historical consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes thereto and other financial information included elsewhere in this Report.

                                                                     (Dollars in thousands except share amounts)
                                                     ----------------------------------------------------------------------------
                                                          Pre-Castle Harlan
                                                             Acquisition                  Post-Castle Harlan Acquisition
                                                     ---------------------------  -----------------------------------------------
                                                     Pre-Praxair
                                                     Acquisition
                                                     ------------    January 1,   November 27,
                                                         Year          1996           1996
                                                        Ended         Through       Through        Years Ended December 31,
                                                     December 31,   November 27,  December 31,  ---------------------------------
                                                       1995 (7)       1996 (7)      1996 (7)       1997     1998 (8)      1999
                                                     ------------   ------------  ------------  --------    ---------   --------
STATEMENT OF OPERATIONS DATA:
  Revenues                                              $135,541     $ 140,998      $  14,956   $142,499     $136,762   $168,343
  Cost of services and products sold                     117,722       129,915         12,803    122,939      105,888    137,665
  Gross profit                                            17,819        11,083          2,153     19,560       30,874     30,678
  Administrative expenses                                  6,957         8,282            664      7,735        9,500      8,745
  Operating income                                        10,862         2,801          1,489     11,825       20,574     16,084
  Loss (gain) on disposition of property and
    equipment                                                 59           (68)             -       (109)       1,652          -
  Interest expense                                         4,478         4,187          1,613     16,874       16,851     14,286
  Provision for income taxes                                 390           629            132        780          320        780
  Net income (loss) available to common stockholders       4,569        (2,682)          (522)    (8,361)      (1,503)    (5,136)
  Diluted loss per Class A common share (1)                    -             -              -          -            -      (0.17)
  Cash distributions declared per common share (1)             -             -              -          -            -     0.7665
BALANCE SHEET DATA:
  Total assets (2)                                       230,283           N/M        260,797    246,479      245,610    236,297
  Long-term debt (1)                                      51,600           N/M        135,000    135,000      135,000    101,000
  Redeemable preferred stock Series A through C (1)            -           N/M         40,000     40,000       40,000          -
  Preferred stock Series D and E (1) (3)                       -           N/M         61,000     61,000       54,824          -
  Preferred stock                                         18,589           N/M              -          -            -          -
  Total stockholders' equity (1)                          91,001           N/M         58,982     50,621       43,331    109,698
NET CASH FLOW FROM (USED IN):
  Operating activities                                    11,476         9,108          2,235      9,770       18,190     13,665
  Investing activities                                   (36,908)     (102,890)      (178,033)   (12,935)      (4,092)    (8,578)
  Financing activities (1)                                26,477        92,998        185,076          -       (6,150)    13,490
OPERATING DATA:
  EBITDA (4)                                              28,720        17,882          2,452     22,489       30,116     27,729
  Adjusted EBITDA (5)                                     28,720        20,822          2,452     22,489       32,568     33,578
  Consolidated fixed charge coverage ratio under
    the indenture (6)                                          -             -          1.69x      1.45x         2.0x       2.0x
  Operations sustaining capital expenditures               9,975        12,887          1,203      4,401        9,000      7,219
  Total capital expenditures                              37,138       103,001          1,203      5,344       10,714      8,593
  Capacity (in thousands of barrels)                      20,387        20,387         20,387     20,387       19,566     18,738
  Percentage capacity leased                                 76%           68%            74%        70%          91%        86%
  Throughput (in thousands of barrels)                   109,805        81,994         13,223    118,275      119,502     99,230
  Vessel calls                                               973           922            108      1,030        1,027      1,028

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

N/M Not meaningful--various transactions occurred prior to and in contemplation of the Castle Harlan acquisition which cause the balance sheet data as of November 27, 1996 to be not meaningful in comparison to the other period end dates presented. Therefore, the information is not presented.

(1) On April 28, 1999, Statia Terminals Group completed its initial public equity offering of 7.6 million Class A common shares. The offering price was $20 per share raising gross proceeds of $152,000. The gross proceeds of the offering were used primarily to redeem all of Statia Terminals Group's outstanding Series A, B, C, D and E preferred stock and pay accrued dividends, underwriters' discounts and fees, and certain other costs directly associated with the offering. The remaining proceeds were invested and used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34,000 of

         Statia Terminals International's 11 3/4% First Mortgage Notes for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. The acquisition costs and the unamortized deferred financing costs related to the repurchased debt ($1,062) were recorded as an extraordinary charge.

(2) On November 17, 1993, Statia Terminals N.V. and a subsidiary entered into an agreement with a third-party financier (First Salute) pursuant to which a portion of its land on St. Eustatius was leased to this third party for the purpose of construction and operation of five million barrels of crude oil storage tanks and a single point mooring system. Statia Terminals N.V. leased the facility from the third party for a minimum period of five years beginning February 1, 1995. The aggregate construction cost incurred for these leased assets totaled $88,513. In connection with the Castle Harlan acquisition, Praxair terminated the First Salute, off-balance-sheet financing arrangement and paid in full all obligations related to this lease. The fair market value of these leased assets was recorded as property and equipment.

         The decrease in total assets between December 31, 1996 and 1997 is primarily the result of lower cash, accounts receivable, inventory, and net property and equipment balances.

(3) On July 29, 1998, a subsidiary of Statia Terminals International sold the Brownsville, Texas, facility, and a payment of $6,150 was made from Statia Terminals International to Statia Terminals Group for redemption of a portion of the Series D Preferred Stock.

(4) EBITDA is defined as the sum of (a) income before provision for income taxes, (b) interest expense, (c) depreciation and amortization of certain intangible assets, and (d) the portion of the First Salute lease payments that represents interest expense for the periods prior to the Castle Harlan acquisition. The amount of the First Salute related interest expense excluded from EBITDA was $5,741 for the year ended December 31, 1995 and $5,600 for the period ended November 27, 1996. EBITDA includes $3,000 of non-cash, stock-based compensation recognized on November 27, 1996 immediately prior to consummation of the Castle Harlan acquisition. 1998 EBITDA includes the loss recognized on the sale of Statia Terminals Southwest, Inc. and a hurricane charge of $1,652 and $800, respectively. 1999 EBITDA includes the special compensation expense and a hurricane charge of $4,099 and $1,750, respectively. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles), but rather to provide additional information related to our debt servicing ability.

(5) Adjusted EBITDA is defined as EBITDA adjusted for the effects of certain non-recurring transactions and represents the primary measure of profit and loss utilized by our management to make decisions about resources to be allocated to our operating segments. Adjusted EBITDA excludes $3,000 of non-cash, stock-based compensation recognized on November 27, 1996 immediately prior to the consummation of the Castle Harlan acquisition. 1998 Adjusted EBITDA excludes the loss recognized on the sale of Statia Terminals Southwest, Inc. and a hurricane charge of $1,652 and $800, respectively. 1999 Adjusted EBITDA excludes the special compensation expense and a hurricane charge of $4,099 and $1,750, respectively.

(6) The consolidated fixed charge coverage ratio is the ratio of Statia Terminals International's adjusted EBITDA to fixed charges, both computed as set forth in the indenture to the mortgage notes. Statia Terminals International's ability to pay dividends is restricted by the indenture to the mortgage notes which generally requires, among other things, that it pay dividends only when its consolidated fixed charge coverage ratio is at least 2.0 to 1. A fixed charge coverage ratio of less than 2.0 to 1 also limits the amount of indebtedness Statia Terminals International may incur.

(7) Prior to January 12, 1996, we were a wholly owned subsidiary of CBI Industries. On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, CBI Industries became a wholly owned subsidiary of Praxair. This transaction was reflected in our consolidated financial statements as a purchase, effective January 1, 1996. On November 27, 1996, Castle Harlan, members of our management and others acquired us from Praxair. This transaction is reflected in our consolidated financial statements, effective November 27, 1996, as a purchase. The application of purchase accounting at each acquisition date resulted in changes to the historical cost basis of accounting for certain assets. Accordingly, the information provided for periods before and after each of these transactions is not comparable.

(8) Includes the operations of Statia Terminals Southwest, Inc. through June 30, 1998.

         The selected quarterly financial data required by this item is included in note 17 of notes to consolidated financial statements included under Item 8 of this Report.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to our consolidated balance sheets as of December 31, 1998 and 1999. Reference is also made to our consolidated statements of income (loss), stockholders' equity and cash flows for the years ended December 31, 1997, 1998 and 1999. Substantially all of our transactions are denominated in U.S. dollars and all figures are in U.S. dollars unless otherwise indicated. We prepare our financial statements in accordance with U.S. generally accepted accounting principles.

OVERVIEW OF OPERATIONS

         We began our operations in 1982 as Statia Terminals N.V., a Netherlands Antilles corporation, operating an oil products terminal located on the island of St. Eustatius. In 1984, CBI Industries, an industrial gases and contracting services company, acquired a controlling interest in Statia Terminals N.V. In 1986, Statia Terminals N.V. purchased Statia Terminals Southwest, with its facility at Brownsville, Texas. In 1990, CBI Industries became the sole owner of Statia Terminals N.V. and Statia Terminals Southwest. In 1993, we acquired full control of Statia Terminals Point Tupper, Incorporated, located at Point Tupper, Nova Scotia.

         In January 1996, Praxair acquired CBI Industries. In November 1996, Castle Harlan Partners II L.P., our management and others acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain of their affiliates. Castle Harlan Partners II L.P. is a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank. At the same time, Statia Terminals Point Tupper was amalgamated into Statia Terminals Canada, Inc. Statia Terminals Canada, Statia Terminals International N.V. and Statia Terminals Group N.V. were organized for purposes of facilitating the Castle Harlan acquisition. To assist with the financing of the Castle Harlan acquisition, we sold $135 million of 11 3/4% First Mortgage Notes. In July 1998, we sold Statia Terminals Southwest to an unaffiliated third party purchaser.

         On April 28, 1999, we completed our initial public equity offering of
7.6 million Class A common shares. The offering price was $20 per share raising gross proceeds of $152 million.

         During September 1998, Hurricane Georges caused $8.5 million in damage to components of the St. Eustatius facility. Insulation on certain storage tanks, electrical transmission systems and roofs of several buildings sustained damage. During the third quarter of 1998, we recorded a charge of $0.8 million consisting of an insurance deductible of $0.5 million related to the hurricane damage and other expenses. Insurance proceeds related to this storm are expected to total $7.7 million, of which $3.1 million was collected through December 31, 1999, and the remaining $4.6 million is anticipated to be collected in April 2000. Hurricane Georges did not significantly impact operations of the facility which returned to normal within days of the storm.

         As a result of damages sustained to our St. Eustatius facility from Hurricane Lenny in late November 1999, we incurred a one-time non-cash charge of $1.5 million to partially reduce the carrying value of our shoreline protection system and a one-time cash charge of $0.3 million to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with other civil work, is expected to be replaced during the first half of 2000 at a cost of $2.8 million.

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

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (Capacity and throughput in thousands of barrels)

                                                                       For the years ended
                                                                           December 31,
                                                             ----------------------------------------
                                                                 1997          1998          1999
                                                             -----------   -----------   ------------
             Netherlands Antilles and the Caribbean
                 Total capacity                                  11,334        11,334        11,334
                 Capacity leased                                    76%           92%           90%
                 Throughput                                      62,944        74,158        61,737
                 Vessel calls                                       792           864           936

             Canada
                 Total capacity                                   7,404         7,404         7,404
                 Capacity leased                                    70%           93%           79%
                 Throughput                                      53,011        43,468        37,493
                 Vessel calls                                       125           104            92

             All locations (1)
                 Total capacity                                  18,738        18,738        18,738
                 Capacity leased                                    74%           92%           86%
                 Throughput                                     115,955       117,626        99,230
                 Vessel calls                                       917           968         1,028

(1) The Brownsville, Texas, facility was sold on July 29, 1998. The statistics above exclude the operations of the Brownsville facility.

         A majority of our revenues are generated by product sales which fluctuate with global oil prices. As a result, we experience volatility in our revenue stream, which is not necessarily indicative of our profitability.

         Gross profits from terminaling services are generally higher than gross profits from product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in storage capacity leased. In addition, our operating costs are impacted by inflationary cost increases, changes in storage capacity and changes in ancillary services offered by us. Additions or reductions in storage, throughput and ancillary service revenues directly impact our gross profit. Costs for the procurement of petroleum products for sale are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold and volumes delivered.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated income statements.

                              RESULTS OF OPERATIONS
                             (Dollars in thousands)

                                                                              For the years ended December 31,
                                                          -----------------------------------------------------------------------
                                                                    1997                      1998                    1999
                                                          ----------------------     ---------------------    -------------------
                                                                          % of                      % of                   % of
                                                          Dollars       Revenues     Dollars      Revenues    Dollars    Revenues
                                                          --------      --------     --------     --------    --------   --------
Revenues:
  Terminaling services                                    $ 53,165        37.3%      $ 66,625       48.7%     $ 61,665     36.6%
   Product sales                                            89,334        62.7%        70,137       51.3%      106,678     63.4%
                                                          --------      -------      --------     -------     --------   -------
   Total revenues                                          142,499       100.0%       136,762      100.0%      168,343    100.0%
 Cost of services and products sold                        122,939        86.3%       105,888       77.4%      137,665     81.8%
                                                          --------      -------      --------     -------     --------   -------
   Gross profit                                             19,560        13.7%        30,874       22.6%       30,678     18.2%
 Administrative expenses                                     7,735         5.4%         9,500        6.9%        8,745      5.2%
 Special compensation expense                                    -           -              -          -         4,099      2.4%
 Hurricane charges                                               -           -            800        0.6%        1,750      1.0%
                                                         ---------     ---------     --------     -------     --------   -------
   Operating income                                         11,825         8.3%        20,574       15.1%       16,084      9.6%
 Loss (gain) on disposition of property and equipment         (109)        (0.1)%       1,652        1.2%            -        -
 Interest expense                                           16,874        11.8%        16,851       12.3%       14,286      8.5%
 Interest income                                               555         0.4%           684        0.5%          846      0.5%
                                                          --------      -------      --------     -------     --------   -------
 Income (loss) before provision for income taxes,
   preferred stock dividends and extraordinary charge       (4,385)      (3.0)%         2,755        2.1%        2,644      1.6%
 Provision for income taxes                                    780         0.5%           320        0.2%          780      0.5%
 Preferred stock dividends                                   3,196         2.2%         3,938        2.9%        2,257      1.4%
 Extraordinary charge related to early extinguishment
   of debt                                                       -           -              -          -         4,743      2.8%
                                                         ---------     ---------    ---------     --------    --------   -------
   Net loss to common stockholders                        $ (8,361)       (5.7%)     $ (1,503)      (1.0%)    $ (5,136)    (3.1%)
                                                          =========     ========     =========    ========    =========  ========

         The following tables set forth, for the periods indicated (a) the total revenues and total operating income (loss), after allocation of administrative expenses, at each of our operating locations and (b) the percentage such revenue and operating income (loss) relate to our total revenue and operating income. You should note that we sold our Brownsville, Texas, facility on July 29, 1998, and the figures above and below and our consolidated financial statements include the Brownsville facility through June 30, 1998.

                              REVENUES BY LOCATION
                             (Dollars in thousands)

                                                             For the years ended December 31,
                                         --------------------------------------------------------------------
                                                 1997                    1998                    1999
                                         --------------------    --------------------     -------------------
                                                       % of                    % of                     % of
                                          Dollars      Total      Dollars      Total      Dollars      Total
                                         ---------    -------    ---------    -------    ---------   --------
Netherlands Antilles and the Caribbean   $ 122,042      85.6%    $ 114,091      83.4%    $ 149,852      89.0%
Canada                                      18,586      13.0%       21,058      15.4%       18,491      11.0%
Brownsville, Texas, facility                 1,871       1.4%        1,613       1.2%         -           -
                                         ---------    -------    ---------    -------    ---------   --------

    Total                                $ 142,499     100.0%    $ 136,762     100.0%    $ 168,343     100.0%
                                         =========    =======    =========    =======    =========    =======

                       OPERATING INCOME (LOSS) BY LOCATION
                             (Dollars in thousands)

                                                             For the years ended December 31,
                                         --------------------------------------------------------------------
                                                 1997                    1998                    1999
                                         --------------------    --------------------     -------------------
                                                       % of                    % of                     % of
                                          Dollars      Total      Dollars      Total      Dollars      Total
                                         ---------    -------    ---------    -------    ---------   --------
Netherlands Antilles and the Caribbean   $  10,301      87.1%     $ 14,442      70.2%     $ 12,981      80.7%
Canada                                      3,539       29.9%        6,625      32.2%        3,103      19.3%
Brownsville, Texas, facility               (2,015)     (17.0)%        (493)     (2.4)%        -           -
                                          -------     --------    --------    --------   ---------   ------

    Total                                 $11,825      100.0%     $ 20,574     100.0%     $ 16,084     100.0%
                                          =======     =======     ========    =======     ========    =======

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         COMPARABILITY

         On July 29, 1998, we sold Statia Terminals Southwest to an unrelated third party. Our consolidated financial statements include the operations of Statia Terminals Southwest through June 30, 1998. Therefore, the year ended December 31, 1998 includes the operations of Statia Terminals Southwest for six months, and the year ended December 31, 1999 includes no operations of Statia Terminals Southwest. Additionally, our initial public offering of equity which was completed on April 28, 1999 has impacted our 1999 financial condition and results of operations and, therefore, comparability to prior years.

         REVENUES

         Total revenues for the year ended December 31, 1999 were $168.3 million compared to $136.8 million for the year ended December 31, 1998, an increase of $31.5 million, or 23.1%. Revenues from terminaling services (resulting from revenue from storage, throughput, dock usage, emergency response and other terminal services), for the year ended December 31, 1999 were $61.7 million compared to $66.6 million for the previous year, a decrease of $4.9 million, or 7.4%.

         The decrease in terminaling services revenue for the year ended December 31, 1999 compared to the previous year was principally due to the adverse effects of the accord established between many of the oil producing nations, some of whom we do business with, to raise crude oil prices by reducing supply. Members of the accord have reduced their production of crude oil which, in turn, has reduced the worldwide quantity of crude oil and petroleum products in storage. The accord was signed in March

1999 and became effective April 1, 1999 for a one-year term. The accord has primarily impacted our terminaling services revenues beginning with the second half of 1999 and continuing to date as certain customers chose not to renew their storage contracts. The signatories are scheduled to meet in late March 2000 to discuss the status of the agreement. However, we cannot predict when or if these producers or others will increase production so as to bring the supply and demand into balance and result in a more stable market.

         For the year ended December 31, 1999, approximately 69% of our tank capacity was leased pursuant to long-term contracts at our St. Eustatius and Point Tupper locations together. Approximately 60% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts during the same period.

         Revenues from terminaling services at St. Eustatius decreased approximately $1.4 million, or 3.2%, during the year ended December 31, 1999 as compared to the year ended December 31, 1998, due to decreased throughput and a lower percentage of capacity leased. Total throughput decreased from 74.2 million barrels during the year ended December 31, 1998 to 61.7 million barrels during 1999 due primarily to decreased throughput of crude oil and petroleum products. Twelve fewer cargo vessels called at the St. Eustatius facility during the year ended December 31, 1999 than during the same period of 1998, resulting in lower revenues from port charges, which consist of dock charges, emergency response fees and other terminal charges. For the year ended December 31, 1999, the overall percentage of capacity leased at this facility was 90% compared to 92% for the same period of 1998, reflecting a decrease in the percentage of capacity leased for residual fuel oil tankage, which was partially offset by an increase in the percentage of capacity leased for clean products.

         Revenues from terminaling services at Point Tupper decreased $2.3 million, or 11.3% during the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease is due to a lower percentage capacity leased and fewer vessel calls during the year ended December 31, 1999. The percentage of tank capacity leased at Point Tupper decreased from 93% for the year ended December 31, 1998 to 79% for the same period of 1999. This decrease is primarily the result of the decision by a customer of this facility, which is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Fewer vessels called during the year ended December 31, 1999 as compared to the same period of 1998 which led to lower revenues from port charges at this facility.

         Revenues from product sales were $106.7 million for the year ended December 31, 1999 compared to $70.1 million for the same period in 1998, an increase of $36.6 million, or 52.1%. This increase was primarily due to increases in the volume of products delivered and increases in average selling prices. Metric tons of product sold increased 19.2% during the year ended December 31, 1999 as compared to the same period of 1998. Average selling prices increased 27.7% when comparing the year ended December 31, 1999 with the same period of 1998. These changes in average selling prices were primarily the result of changes in the world oil markets which have been significantly influenced by the accord.

         GROSS PROFIT

         Gross profit for the year ended December 31, 1999 was $30.7 million compared to $30.9 million for the same period of 1998, representing a decrease of $0.2 million, or 0.6%. The decrease in gross profit is primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales.

         ADMINISTRATIVE EXPENSES

         Administrative expenses were $8.7 million for the year ended December 31, 1999 as compared to $9.5 million for the same period of 1998, representing a decrease of $0.8 million, or 7.9%. The decrease during the year ended December 31, 1999, as compared to the same period of 1998, is primarily the result of the termination of the Castle Harlan management fee subsequent to our initial public offering of equity which was partly offset by higher personnel and related costs.

         SPECIAL COMPENSATION EXPENSES

         As more fully discussed in notes 3 and 10 of the notes to the consolidated financial statements, we recorded special compensation expense during the year ended December 31, 1999 of $4.1 million of which $2.2 million was a non-cash charge.

         HURRICANE CHARGES

         As a result of damages sustained to our St. Eustatius facility from Hurricane Lenny in late November 1999, we incurred a one-time non-cash charge of $1.5 million to partially reduce the carrying value of our shoreline protection system and a one-time cash charge of $0.25 million to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with certain other civil work, is expected to be replaced during the first half of 2000 at a cost of $2.8 million.

         During September 1998, Hurricane Georges damaged components of our St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, we recorded a charge of $800 representing an insurance deductible of $500 related to the hurricane damage and certain other costs resulting from the hurricane which will not be recovered through our insurance policies.

         LOSS ON SALE OF ASSETS

         As more fully discussed in note 14 of the notes to the consolidated financial statements, we recognized a loss on the sale of Statia Terminals Southwest, Inc. during the year ended December 31, 1998 of $1.7 million.

         INTEREST EXPENSE

         During the years ended December 31, 1998 and 1999, we incurred $16.9 million and $14.3 million, respectively, of interest expense from interest accrued on our mortgage notes due in 2003, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs and bank charges. In May 1999, we repurchased $34.0 million of the mortgage notes which resulted in lower interest and amortization expense related to this debt. Interest expense and commitment fees on our revolving credit facility were not significant for 1999 and 1998.

         PROVISION FOR INCOME TAXES

         Provision for income taxes was $0.8 million for the year ended December 31, 1999, as compared to $0.3 million for the same period of 1998. The provision for income taxes has been increased in 1999 in contemplation of potential additional income tax assessments from jurisdictions in which we operate.

         PREFERRED STOCK DIVIDENDS

         Preferred stock dividends accrued were $2.3 million for the year ended December 31, 1999, as compared to $3.9 million for the same period of 1998. The decrease during 1999 is primarily the result of the redemption of all outstanding preferred stock in connection with our initial public offering of equity.

         EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 3 of notes to the consolidated financial statements, we recognized an extraordinary charge of $4.7 million during the year ended December 31, 1999 in connection with the repurchase of $34.0 million of our 11 3/4% mortgage notes. There was no income tax effect associated with this extraordinary charge.

         NET LOSS

         Net loss to common stockholders was $5.1 million for the year ended December 31, 1999, as compared to a net loss of $1.5 million for the same period of 1998, an increase of $3.6 million. The increase in the net loss is attributable to the net effect of the factors discussed above.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         COMPARABILITY

         On July 29, 1998, we sold Statia Terminals Southwest, Inc. to an unrelated third-party. Our consolidated financial statements include the operations of Statia Terminals Southwest through June 30, 1998. Therefore, the year ended December 31, 1997 includes the operations of Statia Terminals Southwest for six months more than the same period in 1998.

         REVENUES

         Total revenues for the year ended December 31, 1998 were $136.8 million compared to $142.5 million for the year ended December 31, 1997, a decrease of $5.7 million, or 4.0%.

         Revenues from terminaling services, for the year ended December 31, 1998 were $66.6 million compared to $53.2 million for the previous year, an increase of $13.4 million, or 25.3%. The improvement in terminaling services revenue for the year ended December 31, 1998 compared to the previous year was principally due to:

         /bullet/ our ability to attract additional long-term customers who use our facilities as part of their strategic distribution networks;
         /bullet/ additional vessel calls at St. Eustatius resulting in higher dock charges and emergency response fees; and /bullet/ contango conditions in the international petroleum markets.

         Revenues from terminaling services at St. Eustatius increased approximately $8.7 million, or 24.2%, during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Total throughput increased from
62.9 million barrels during the year ended December 31, 1997 to 74.2 million barrels during the same period of 1998 due primarily to higher throughput of fuel oil and petroleum products, and was partially offset by reduced throughput of crude oil. Seventy-two more vessels called at the St. Eustatius facility during the year ended December 31, 1998 than during the same period of 1997, resulting in higher revenues from dock charges and stand-by emergency response fees. For the year ended December 31, 1998, the overall percentage of capacity leased at this facility was 92% compared to 76% for the same period of 1997, reflecting increases in the percentage of capacity leased for fuel oil tankage and petroleum products.

         Revenues from terminaling services at Point Tupper increased $5.1 million, or 32.6% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. The percentage of tank capacity leased at Point Tupper increased from 70% for the year ended December 31, 1997 to 93% for the same period of 1998. This increase was primarily the result of additional crude oil and clean petroleum products tankage leased during the year ended December 31, 1998, as compared to the same period of 1997. Fewer vessel calls led to lower port charge revenues at this facility during the year ended December 31, 1998, as compared to the same period of 1997.

         Revenues from product sales were $70.1 million for the year ended December 31, 1998 compared to $89.3 million for the same period in 1997, a decrease of $19.2 million, or 21.5%. The decrease was primarily due to lower comparative selling prices for bunker fuels reflecting market conditions. Average selling prices decreased 30.2% when comparing the year ended December 31, 1998 with the same period of 1997. However, metric tons of product sold increased 13.6% during the year ended December 31, 1998, as compared to the same period of 1997.

         GROSS PROFIT

         Gross profit for the year ended December 31, 1998 was $30.9 million compared to $19.6 million for the same period of 1997, representing an increase of $11.3 million, or 57.8%. The increase in gross profit is primarily the result of the increased terminaling services revenue produced at a small incremental cost. Additionally, we realized higher dollar gross margins on bunker sales during the year ended December 31, 1998, as compared to the same period of 1997 due to higher volumes of bunker fuels delivered.

         ADMINISTRATIVE EXPENSES

         Administrative expenses were $9.5 million for the year ended December 31, 1998, as compared to $7.7 million for the same period of 1997, representing an increase of $1.8 million, or 22.8%. The increase during the year ended December 31, 1998, as compared to the same period of 1997, is primarily the result of higher personnel costs and some professional fees.

         HURRICANE CHARGES

         During September 1998, Hurricane Georges damaged components of our St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, we recorded a charge of $800 representing an insurance deductible of $500 related to the hurricane damage and certain other costs resulting from the hurricane which will not be recovered through our insurance policies.

         LOSS ON SALE OF ASSETS

         As more fully discussed in note 14 of the notes to the consolidated financial statements, we recognized a loss on the sale of Statia Terminals Southwest, Inc. during the year ended December 31, 1998 of $1.7 million.

         INTEREST EXPENSE

         During the years ended December 31, 1997 and 1998, we incurred $16.9 million of interest expense from interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs and bank charges.

         PREFERRED STOCK DIVIDENDS

         Preferred stock dividends were $3.9 million for the year ended December 31, 1998 as compared to $3.2 million for the same period of 1997, representing an increase of $0.7 million, or 23.2%. Preferred stock dividends had been computed and accrued but not paid on Statia Terminals Group's Series A, B and C Preferred Stock through December 31, 1998. The increase during the year ended December 31, 1998 as compared to the same period of 1997 is the result of the increasing balance of dividends payable and a rate increase.

         NET LOSS

         Net loss to common stockholders was $1.5 million for the year ended December 31, 1998 as compared to a net loss of $8.4 million for the same period of 1997, an improvement of $6.9 million. The decrease in the net loss is attributable to the net effect of the factors discussed above.

SELECTED QUARTERLY FINANCIAL INFORMATION

         The following table sets forth selected unaudited quarterly operating results for each of our last eight quarters. This information was prepared by us on a basis consistent with our audited financial statements and includes all adjustments, consisting of normal and recurring adjustments, that we consider necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report and our quarterly reports on Form 10-Q.

                                                          QUARTERS ENDED                             TOTAL
                                  ------------------------------------------------------------       -----
                                    MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                    --------        -------      ------------     -----------
              1998
      Total revenues               $  30,364       $  36,472      $  32,699         $ 37,227       $  136,762
      Operating income                 2,999           5,231          5,635            6,709           20,574
      EBITDA                           5,804           4,082          8,373           11,857           30,116

              1999
      Total revenues               $  37,415       $  42,267      $  43,310         $ 45,351       $  168,343
      Operating income                 4,333           4,369          4,113            3,269           16,084
      EBITDA                           7,251           7,455          6,817            6,206           27,729

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $9.8 million, $18.2 million and $13.7 million for the years ended December 31, 1997, 1998 and 1999, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges and changes in various asset and liability accounts.

         At December 31, 1999, we had cash and cash equivalents on hand of $5.7 million, compared to $14.1 million at December 31, 1998. Accounts receivable and accounts payable were $16.7 million and $14.1 million, respectively, at December 31, 1999, as compared to $9.9 million and $9.3 million, respectively, at December 31, 1998. The increase in accounts receivable and accounts payable is primarily due to changes in the world oil markets which have increased both our selling prices and related costs of product sales.

         We periodically purchase refined petroleum products for resale as product sales, and our inventory balances change based on these activities. As of December 31, 1999 and 1998, our inventory balances were $3.2 million and $4.5 million, respectively.

         CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities was $12.9 million, $4.1 million and $8.6 million for the years ended December 31, 1997, 1998 and 1999, respectively. Investing activities during 1997, 1998 and 1999 included purchases of property and equipment of $5.3 million, $10.7 million and $8.6 million, respectively. See "Capital Expenditures" below. Additionally, as more fully discussed in note 14 of the notes to the consolidated financial statements, on July 29, 1998, we received $6.5 million of cash proceeds from the sale of our Brownsville, Texas, facility.

         During the year ended December 31, 1997, we spent $7.7 million related to the Castle Harlan acquisition. This amount includes:

         /bullet/ $5.1 million paid in February 1997 to satisfy the remaining cash portion of the purchase price, and
         /bullet/ $2.6 million of commissions, fees and expenses.

         CASH FLOW FROM FINANCING ACTIVITIES

         Our cash flows from financing activities for the year ended December 31, 1999 were impacted by our initial public offering of equity which is more fully discussed in note 3 of the notes to the consolidated financial statements. The gross proceeds of the offering were used primarily to redeem all of our outstanding Series A, B, C, D and E preferred stock ($94.8 million) and pay accrued dividends ($9.7 million), underwriters' discounts, fees, and other costs directly associated with the offering ($15.2 million). In addition, proceeds from the offering were invested and used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34 million of the 11 3/4% First Mortgage Notes previously issued by two of our subsidiaries ($37.7 million). In connection with the repurchase of the mortgage notes, we incurred a $4.7 million loss on the early extinguishment of debt.

         On August 13, 1999, we paid a distribution of $0.3165 per Class A common share representing our target quarterly distribution of $0.45 per share prorated from the date of closing of our initial public offering of equity on April 28, 1999 through June 30, 1999. On November 12, 1999, we paid a distribution of $0.45 per Class A common share representing the target quarterly distribution for the third quarter of 1999. During 1999, aggregate distributions paid on the Class A common shares of $0.7665 per share amounted to $5.8 million. In addition, during 1999 distributions on the Class B subordinated shares totaling $0.7665 per share were declared after the end of the second and third quarters, aggregating $2.9 million. Distributions on the Class B subordinated shares were deferred and will remain deferred until expiration of the deferral period as defined in our articles of incorporation.

         On January 19, 2000, our board of directors declared a distribution of $0.15 per share on the Class A common shares, payable on February 14, 2000, for the benefit of shareholders of record at the close of business on January 31, 2000. Pursuant to our articles of incorporation, the $0.30 per share difference between the declared distribution and the target quarterly distribution of $0.45 per share represents an arrearage which must be paid from future available cash. No distribution was declared on the Class B subordinated shares.

         The current petroleum market situation has negatively affected our revenues, available cash, and earnings. If the current market trend continues, we believe that it is unlikely that a distribution per common share will be paid following the end of the first quarter of 2000. Should this be the case, as required by our articles of incorporation, the difference between the target quarterly distribution of $0.45 and any lesser distribution per share will accrue for payment from our future available cash. See "Distributions" under
Item 5 for further discussion.

         In December 1999, our board of directors authorized the open market purchase of up to one million shares of our Class A common shares. As of December 31, 1999, and March 16, 2000, we had acquired 372,300 and 599,600 Class A common shares, respectively, at an aggregate cost of $2.3 million and $3.7 million, respectively. As conditions warrant, we intend to continue periodic open market purchases of our Class A common shares under the stock purchase program.

         During the year ended December 31, 1998, we utilized the net proceeds from the sale of the Brownsville, Texas, facility to retire $6.15 million of Statia Terminals Group's Series D Preferred Stock.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with our available borrowing base, which was estimated at $10.6 million at December 31, 1999. The revolving credit facility bears interest at the prime rate plus 0.5% per annum (9.0% at December 31, 1999) and will expire on November 27, 2000. During December 1999, we borrowed $3.4 million on this facility, all of which was repaid by December 31, 1999.

         The debt service costs associated with the borrowings under the mortgage notes impose a significant burden on our liquidity. The mortgage notes accrue interest at 11 3/4% per annum payable semi-annually on May 15 and November 15. The mortgage notes will mature on November 15, 2003. As further discussed in note 5 of the notes to the consolidated financial statements, the mortgage notes are redeemable in whole or in part at our option at any time on or after November 15, 2000 at redemption prices set forth in the indenture relating to the mortgage notes. Under the terms of the indenture, we may also forego the redemption process and repurchase the mortgage notes in the open market after November 15, 2000. Any time on or prior to November 15, 1999, we were allowed to redeem or repurchase up to 35% of the aggregate principal amount of the mortgage notes with the proceeds of one or more equity offerings. As further discussed above and in note 3 of the notes to the consolidated financial statements, during May 1999, and in connection with our initial public offering of equity, we repurchased in the open market a principal amount of $34 million of the mortgage notes.

         The indenture generally limits the incurrence of additional debt by Statia Terminals International, limits the ability of Statia Terminals International to pay Statia Terminals Group dividends or make any other distribution to Statia Terminals Group, and limits the ability of Statia Terminals International to sell its assets. We may incur additional indebtedness as long as our fixed charge coverage ratio is at least 2.0 to 1. The fixed charge coverage ratio is the ratio of adjusted EBITDA to fixed charges, each computed as set forth in the indenture with respect to the mortgage notes. The indenture requires EBITDA for Statia Terminals International to be adjusted for specified non-cash income and expense items to compute adjusted EBITDA. Adjusted EBITDA for Statia Terminals International also excludes administrative expenses, and prior to the termination of the Castle Harlan management fee, excluded that fee incurred by Statia Terminals Group. Under the terms of the indenture, Statia Terminals International may not pay Statia Terminals Group any dividend if at the time of declaration:

         /bullet/ a default or event of default under the indenture shall have occurred and be continuing or shall occur as a consequence thereof;
         /bullet/ Statia Terminals International's consolidated fixed charge coverage ratio (as defined in the indenture) for the prior four full quarters is less than 2.0 to 1; or
         /bullet/ the amount of such dividend, when added to the aggregate amount of all other dividends and specific other restricted payments made by Statia Terminals International after November 27, 1996 and not covered by other exceptions in the indenture, exceeds the sum specified below.

         Such sum is:

         50% of Statia Terminals International's consolidated net income, as defined in the indenture and taken as one accounting period, from November 27, 1996 to the end of Statia Terminals International's most recently ended fiscal quarter for which internal financial statements are available at the time of such dividend or, if such aggregate consolidated net income is a deficit, minus 100% of such aggregate deficit,

         PLUS

         the net cash proceeds from the issuance and sale after November 27, 1996 of Statia Terminals International capital stock to Statia Terminals Group and/or third parties.

         Some other dividends, generally unrelated to operating cash flow, are permitted notwithstanding the second and third items above.

         As of March 16, 2000, no event of default existed and was continuing. The consolidated fixed charge coverage ratio as defined in the indenture was 2.0 to 1 at December 31, 1999. Additionally, at December 31, 1999, the sum of Statia Terminals International's dividends, restricted payments, consolidated net income (deficit) and capital stock proceeds was approximately $19.5 million.

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the mortgage notes, to fund working capital needs, capital expenditures and other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. Our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. We can give no assurances that our future operating performance will be sufficient to service our indebtedness or that we will be able to repay at maturity or refinance our indebtedness in whole or in part.

CAPITAL EXPENDITURES

         We spent $5.3 million, $10.7 million and $8.6 million during the years ended December 31, 1997, 1998 and 1999, respectively. These amounts include $0.9 million, $1.7 million and $1.0 million, respectively, which was spent to enhance our ability to generate incremental revenues. During 1997, capital expenditures were made primarily for various piping and tank enhancements at each location and a new warehouse at St. Eustatius. During 1998 and 1999, a majority of capital expenditures were related to sustaining our existing operations, including our terminal and marine maintenance programs.

         Our initial capital expenditure budget for 2000 was $12.0 million primarily for items to sustain our existing operations. We subsequently revised our capital expenditure budget to $8.0 million by deferring certain previously anticipated expenditures. Our capital expenditure forecast includes approximately $2.8 million to repair damage caused by Hurricane Lenny, most of which will be spent to replace damage to the shoreline protection systems and other civil infrastructure at St. Eustatius. Spending for producing incremental revenues is contingent upon the securing of additional business. Our 2000 capital expenditure forecast includes certain expenditures originally budgeted for prior periods but which were not completed in those prior periods.

         The following table sets forth capital expenditures by location and separates such expenditures into those which produce, or have the potential to produce, incremental revenue, and those which sustain existing operations.

                   SUMMARY OF CAPITAL EXPENDITURES BY LOCATION
                             (Dollars in thousands)

                                            PRODUCE           SUSTAIN
                                          INCREMENTAL        EXISTING
                                            REVENUES        OPERATIONS           TOTAL        % OF TOTAL
                                          -----------       ----------        ----------      ----------
YEAR ENDED DECEMBER 31, 1997
   Netherlands Antilles                     $    696        $   2,860         $    3,556          66.5%
   Canada                                        120              834                954          17.9%
   Brownsville, Texas, facility (1)              125              100                225           4.2%
   All other United States (2)                  -                 609                609          11.4%
                                            --------        ---------         ----------       --------
     Total                                  $    941        $   4,403         $    5,344         100.0%
                                            ========        =========         ==========       ========
YEAR ENDED DECEMBER 31, 1998
   Netherlands Antilles                     $    667        $   5,990         $    6,657          62.1%
   Canada                                        829              476              1,305          12.2%
   Brownsville, Texas, facility (1)              218               94                312           2.9%
   All other United States (2)                  -               2,440              2,440          22.8%
                                            --------        ---------         ----------       --------
     Total                                  $  1,714        $   9,000         $   10,714         100.0%
                                            ========        =========         ==========       ========
YEAR ENDED DECEMBER 31, 1999
   Netherlands Antilles                     $    586        $   4,613         $    5,199          60.5%
   Canada                                        416            1,602              2,018          23.5%
   United States (2)                            -               1,376              1,376          16.0%
                                            --------        ---------         ----------       --------
     Total                                  $  1,002        $   7,591         $    8,593         100.0%
                                            ========        =========         ==========       ========

(1)      We sold our Brownsville, Texas, facility on July 29, 1998.
(2) Includes expenditures for U.S. flagged marine equipment utilized primarily in the Netherlands Antilles.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         We are subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of our operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. In 1997, 1998 and 1999, our capital expenditures for compliance with environmental, health and safety laws and regulations were approximately $1.3 million, $2.7 million and $2.5 million, respectively. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $0.2 million, $0.9 million and $1.2 million in 1997, 1998 and 1999, respectively. We believe we are presently in substantial compliance with applicable laws and regulations governing environmental, health and safety matters.

         The Castle Harlan acquisition agreement includes a covenant whereby Praxair shall assume financial responsibility for some environmental investigation, remediation and upgrade costs at Point Tupper. With respect to seven identified items of environmental investigation and remediation, this covenant is subject to dollar limitations aggregating $4.2 million. With respect to all other costs covered by the Praxair covenant there are no dollar limitations. However, we cannot guarantee that Praxair will pay all of the indemnified amounts without dispute or delay.

         Past use of the Point Tupper facility, including its past operation by others as an oil refinery, have resulted in particular on-site areas of known and potential contamination, as described below. Under Canadian environmental, health and safety laws, we, as the owner and operator of the facility, can be held liable for mitigation or remediation of, and damages arising from, these or other as yet unknown environmental, health and safety conditions at the facility.

         In connection with the Castle Harlan acquisition in 1996, Phase I and limited Phase II environmental site assessments were conducted at the Point Tupper terminal to identify potential environmental, health and safety matters. Particular environmental matters and conditions that were likely to require the incurrence of costs were identified, and Praxair agreed to pay the costs of addressing some of these matters, subject in some cases to monetary limitations as discussed above. Since then we have undertaken, in accordance with environmental, health and safety laws, investigation, remediation and upgrade actions to address these and other more recently identified matters.

         With respect to the foregoing environmental liabilities and costs, Praxair, in connection with the Castle Harlan acquisition, has paid approximately $3.9 million through December 31, 1999. We anticipate incurring additional costs of $0.5 million which are not likely to be reimbursable from Praxair. Based on the investigation conducted and information available to date, the potential cost of additional remediation and compliance related to the foregoing matters is currently estimated to be approximately $13 million. Praxair is required under the Castle Harlan acquisition agreement to pay the costs of this additional remediation and compliance, and has not disputed this obligation.

         We accrued a total of $1.5 million during 1996 to cover environmental, health and safety costs we have identified as not being covered by the Praxair agreement as well as the $0.5 million identified above. Through December 31, 1999, $42,000 of this amount had been expended. We periodically review the adequacy of this accrual and during 1999 determined $0.25 million originally provided for environmental contingencies at our St. Eustatius facility were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of services and products sold. We believe that environmental, health and safety costs will not have a material adverse effect on the Company's financial position, cash flows or results of operations, subject to reimbursements from Praxair.

         We can give no assurance that additional liabilities discovered in the future, under existing or future environmental, health and safety laws and outside the scope of the Praxair agreement will not be material. In addition, we can give no assurance that we will not have to incur material expenses before Praxair pays amounts for which Praxair ultimately would be responsible.

         We anticipate that we will incur additional capital and operating costs in the future to comply with currently existing laws and regulations, amendments to such laws and regulations, new regulatory requirements arising from recently enacted statutes, and possibly new statutory enactments. As government regulatory agencies have not yet promulgated the final standards for proposed environmental, health and safety programs, we cannot at this time reasonably estimate the cost for compliance with these additional requirements, some of which will not take effect for several years, or the timing of any such costs. However, we believe any such costs will not have a material adverse effect on our business and financial condition or results of operations.

INFORMATION TECHNOLOGY AND THE YEAR 2000

         Some computer software and hardware applications and embedded microprocessor, microcontroller or other processing technology applications and systems have historically used only two digits to refer to a year rather than four digits. As a result, these applications could fail or create erroneous results in dealing with particular dates and especially if the applications recognize "00" as the year 1900 rather than the year 2000. During 1997, we developed a Year 2000 plan to upgrade our key information systems and simultaneously address the potential disruption to both operating and accounting systems that might be caused by the Year 2000 problem. The Year 2000 plan also provided for the evaluations of the systems of customers, vendors, and other third-party service providers and evaluations of our non-information technology systems.

         We have implemented new Year 2000 compliant terminal operations software at our facilities and have implemented a fully integrated Year 2000 compliant finance, accounting, and human resources system. In addition to being Year 2000 compliant, it is anticipated that this system and the terminal operations software will significantly enhance systems functionality.

         We previously identified some components of our control systems at our two terminals as not being Year 2000 compliant. We have installed and tested replacements of non-compliant components. These systems measure, regulate, control, and maintain crude oil and petroleum product flow and fire protection equipment at the terminals.

         Through December 31, 1999, we spent $2.1 million in connection with our Year 2000 remediation efforts and related enhancements of systems functionality. Of this total, we have capitalized $1.9 million and expensed $0.2 million. In 2000, we anticipate spending an additional $0.25 million to complete enhancements to systems functionality which is unrelated to the Year 2000 problem. We anticipate capitalizing substantially all of this $0.25 million. Such amounts are included in our revised 2000 capital expenditure forecast. However, we cannot guarantee that these estimates will be met, and actual expenditures could differ materially from these estimates.

         We suffered no adverse effects from the Year 2000 problem either as a result of our own systems or those of any third party. However, due to the pervasive nature of the Year 2000 problem, we can give no assurance that third parties did not experience problems not currently known to us which could impact our business, financial condition or results of operations in the future.

POLITICAL, INFLATION, CURRENCY AND INTEREST RATE RISKS

         We periodically evaluate the political stability and economic environment in the countries in which we operate. As a result of these evaluations, we are not presently aware of any matters that may adversely impact our business, results of operations or financial condition. The general rate of inflation in the countries where we operate has been relatively low in recent years causing a modest impact on operating costs. Typically, inflationary cost increases result in adjustments to storage and throughput charges because long-term contracts generally contain price escalation provisions. Product sales prices are based on active markets, and we are generally able to pass any cost increases to customers. Except for minor local operating expenses in Canadian dollars and Netherlands Antilles guilders, all of our transactions are in U.S. dollars. Therefore, we believe we are not significantly exposed to exchange rate fluctuations.

         As all of our present debt obligations carry a fixed rate of interest, except for the revolving credit facility which varies with changes in the lender's prime lending rate, we believe our exposure to interest rate fluctuations is minimal.

TAX MATTERS

         Our St. Eustatius facility has qualified for designation as a free trade zone and our Point Tupper facility has qualified for designation as a customs bonded warehouse. Such status allows customers and us to transship commodities to other destinations with minimal Netherlands Antilles or Canadian tax effects.

         Pursuant to a Free Zone and Profit Tax Agreement with the island government of St. Eustatius which is scheduled to expire on December 31, 2000, we are subject to a minimum annual tax of 500,000 Netherlands Antilles guilders or approximately $282,000. This agreement further provides that any amounts paid to meet the minimum annual payment will be available to offset future tax liabilities under such agreement to the extent that the minimum annual payment is greater than 2% of taxable income. Discussions regarding modification and extension of this agreement are in progress, and we believe that, although some terms and conditions could be modified and that the amounts payable to these governments may increase or decrease, extension of this agreement is likely. However, it is possible that such amounts may change more than anticipated.

         Tax rates in the jurisdictions in which we operate did not change significantly between 1997 and 1999, other than the enactment of a Nova Scotia provincial capital tax effective April 1, 1997.

         The net operating tax loss carryforwards available to offset Canadian taxable income at December 31, 1999 were $50.9 million and expire in various amounts through 2005. The investment tax credit carryforward available to reduce Canadian income taxes was $7.2 million at December 31, 1999 and expires in various amounts through 2003. We have provided a full valuation allowance against these deferred tax assets because it is not certain that any deferred tax assets will be utilized in the future.

INSURANCE

         We maintain insurance policies on insurable risks at levels we consider appropriate. At the present time, we do not carry business interruption insurance due to, what we believe, are excessive premium costs for the coverage provided. However, we do carry business interruption insurance for our offshore single point mooring system. While we believe we are adequately insured, future losses could exceed insurance policy limits, or under adverse interpretations, be excluded from coverage. Future liability or costs, if any, incurred under such circumstances could adversely impact cash flow.

         Our property insurance covers damage to the real and personal property located at our two terminals and administrative offices. The property loss limit is $150 million with a $0.1 million deductible, except for a $0.5 million deductible for certain losses (wind, flood, earthquake, etc.) at St. Eustatius. We carry various layers of liability coverage of up to $200 million with a deductible of approximately $0.3 million (including coverage for liabilities associated with certain accidental spills). We carry $30 million of coverage on the offshore single point mooring system at St. Eustatius with a deductible of approximately $0.3 million. We have coverage up to scheduled values for damage to our marine vessels with a $50,000 deductible. We also carry other insurance customary in the industry.

         Our current insurance program commenced December 31, 1998 and generally extends 15 months. We are currently in negotiations to extend our insurance agreements upon their expiration and are exploring alternatives that may lead to changes in the scope of coverage and premium costs.

ACCOUNTING STANDARDS AND POLICIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133--"Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 although earlier adoption is allowed. We have not yet quantified the impacts of adopting SFAS No. 133 and have not determined when we will adopt SFAS No. 133. However, as we do not presently have derivative instruments, we do not expect SFAS No. 133 to have a material impact on us.

         In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe our revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding 90 days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products on hand at December 31, 1999, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                                                 AS OF DECEMBER 31, 1999
                                             ---------------------------------
                                             CARRYING AMOUNT        FAIR VALUE
                                             ---------------        ----------
           Petroleum Inventory:
             Statia Terminals N.V.               $   3,158           $  3,531
             Statia Terminals Canada                    81                170
                                                 ---------           --------
           Total                                 $   3,239           $  3,701
                                                 =========           ========

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are included herein beginning on Page F-1.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

         None.

                                    PART III.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our board of directors is divided into three classes. The directors serve six year terms which are staggered such that approximately one-third of the directors are elected every two years. Our board of directors duly elects the executive officers to serve until their respective successors are elected and qualified.

         The following table sets forth certain information with respect to the directors and executive officers of Statia Terminals Group as of March 10, 2000:

                                                                                               TERM
                           NAME                      AGE               POSITION               EXPIRES
                           ----                      ---               --------               -------
         James G. Cameron(1)                          53    Director                           2005
         John K. Castle(1)(2)                         59    Director                           2005
         Admiral James L. Holloway, III(3)            78    Director                           2003
         Francis Jungers(2)                           73    Director                           2003
         David B. Pittaway(1)(2)(3)                   48    Director                           2005
         Jonathan R. Spicehandler, M.D.(3)            51    Director                           2001
         Ernest "Jackie" Voges                        68    Director                           2001
         Justin B. Wender(3)                          30    Director                           2003
         Thomas M. Thompson, Jr.                      55    Vice President
         Robert R. Russo                              44    Vice President
         James F. Brenner                             41    Vice President and Treasurer
         Jack R. Pine                                 60    Secretary

(1)      Member of Executive Committee.
(2)      Member of Compensation Committee.
(3)      Member of Audit Committee.

         Pursuant to a shareholders agreement among all of the shareholders of Statia Terminals Holdings, the board of directors of Statia Terminals Holdings determines how the Class B subordinated shares and any Class A common shares held by Statia Terminals Holdings are voted, including voting for directors of Statia Terminals Group. Under the agreement, these shares must be voted in favor of one nominee of our executive officers, who must be one of our employees. Castle Harlan Partners II L.P. and its affiliates control Statia Terminals Holdings.

         The directors of Statia Terminals, Inc., an indirect subsidiary of Statia Terminals Group, are currently elected annually by its shareholder to serve during the ensuing year or until their successors are duly elected and qualified. The board of directors of Statia Terminals, Inc. duly elects the executive officers to serve until their respective successors are elected and qualified.

         The following table sets forth certain information with respect to certain directors and executive officers of Statia Terminals, Inc. as of March 10, 2000:

                      NAME                 AGE                         POSITION
                      ----                 ---                         --------
        James G. Cameron                    53    Director, Chairman of the Board and President
        Thomas M. Thompson, Jr.             55    Director and Executive Vice President
        Robert R. Russo                     44    Director and Senior Vice President
        Jack R. Pine                        60    Senior Vice President, General Counsel and
                                                  Secretary
        John D. Franklin                    43    Vice President--Marine Fuel Marketing
        James F. Brenner                    41    Vice President--Finance, Treasurer and Assistant
                                                  Secretary

         JAMES F. BRENNER. Mr. Brenner has been Vice President and Treasurer of Statia Terminals Group since December 23, 1996, and serves as our principal financial and accounting officer. Mr. Brenner joined us in 1992, as our Controller, and was appointed to his present position in May 1996. Immediately prior to joining us, he served three years as Vice President, Finance and Chief Financial Officer of Margo Nursery Farms Inc., a publicly traded agribusiness firm with European and Latin American operations. From 1986 to 1990, Mr. Brenner was Treasurer of Latin American Agribusiness Development Corp., a company providing debt and equity financing to agribusinesses throughout Latin America. From 1981 to 1986, Mr. Brenner held various positions with the international accounting firm of PricewaterhouseCoopers (formerly Price Waterhouse LLP).

         JAMES G. CAMERON. Mr. Cameron has been a director of Statia Terminals Group since February 6, 1997. Mr. Cameron has been with us since 1981. From 1981 to 1984, Mr. Cameron served as the Project Manager spearheading the design and construction of the St. Eustatius terminal facility. Mr. Cameron was promoted in 1984 to Executive Vice President of Statia Terminals, Inc. Since being named President and Chairman of the Board of Statia Terminals, Inc. in 1993, Mr. Cameron has served on the board of directors of Tankstore (a joint venture company of CBI Industries, GATX Corporation and Paktank International B.V.). Mr. Cameron has also served on the board of directors of Petroterminal de Panama, where he represented CBI Industries' ownership in the pipeline traversing the isthmus of Panama. His prior experience in the petroleum industry dates back to 1969 when he joined Cities Service Company as a marine engineer. Mr. Cameron subsequently joined Pakhoed USA, Inc., where he served in a variety of positions including Project Engineer, Manager of Engineering & Construction, Maintenance Manager and Terminal Manager, which included the management of Paktank's largest facility in Deer Park, Texas.

         JOHN K. CASTLE. Mr. Castle has been a director of Statia Terminals Group since February 6, 1997. Mr. Castle is Chairman and Chief Executive Officer of Branford Castle, Inc., an investment company formed in 1986. Since 1987, Mr. Castle has been Chairman of Castle Harlan, Inc., a private merchant bank in New York City. Mr. Castle is Chief Executive Officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II L.P., which is our controlling stockholder. Immediately prior to forming Branford Castle, Inc. in 1986, Mr. Castle was President and Chief Executive Officer and a director of Donaldson Lufkin & Jenrette, Inc., which he joined in 1965. Mr. Castle is a director of Sealed Air Corporation, Morton's Restaurant Group, Inc., Commemorative Brands, Inc. and Universal Compression, Inc. He is a member of The New York Presbyterian Hospital's Board of Trustees, a member of the board of the Whitehead Institute for Biomedical Research and is a member of the Corporation of the Massachusetts Institute of Technology. Mr. Castle has also served as a director of The Equitable Life Assurance Society of the United States.

         JOHN D. FRANKLIN. Mr. Franklin joined us in March 1992 as Manager, Marine Sales and became the Vice President-Marine Fuel Sales in 1996 and Vice President-Marine Fuel Marketing in March, 2000. He also serves as a director of Petroterminal de Panama. Immediately prior to joining us, he was employed for 14 years with The Coastal Corporation, and its former subsidiary, Belcher Oil Co. Inc. His duties with Coastal included management of the company's marine sales division; Manager, National Accounts, and Terminal Manager at Coastal's New Orleans facility. He has extensive experience in marketing, terminal operations, and technical sales support.

         ADMIRAL JAMES L. HOLLOWAY III, U.S.N. (RET.). Adm. Holloway has been a director of Statia Terminals Group since April 29, 1997. Adm. Holloway is a retired Naval Officer who served as Chief of Naval Operations and a member of the Joint Chiefs of Staff from 1974 to 1978. After his retirement, from 1981 to 1989 he was President of the Council of American Flag Ship Operators, a national trade association representing the owners and operators of U.S. flag vessels in foreign trade. From 1985 to 1989 he was a member of the President's Blue Ribbon Commission on Merchant Marine and Defense, and the Commission for a Long-Term Integrated Defense Strategy. In 1986, Adm. Holloway was appointed Special Envoy of the Vice President to the Middle East and from 1990 to 1992 he served in a presidential appointment as U.S. Representative to the South Pacific Commission. Adm. Holloway is currently Chairman of the Naval Historical Foundation, Chairman of the Naval Academy Foundation, and chairman emeritus of the Board of Trustees of Saint James School.

         FRANCIS JUNGERS. Mr. Jungers has been a director of Statia Terminals Group since April 29, 1997. Mr. Jungers is a private investor and business consultant in Portland, Oregon. Mr. Jungers has been a consultant since January 1, 1978. From 1973 to 1978, he was Chairman and Chief Executive Officer of Arabian American Oil Company which is the largest producer of crude and liquefied gas in the world and holds the concession for all of Saudi Arabia's oil production. Mr. Jungers is a director of Thermo Electron Corporation, Donaldson, Lufkin & Jenrette, Inc., The AES Corporation and ESCO Corporation. Mr. Jungers is Chairman of the Advisory Board of Common Sense Partners, L.P., a hedge fund. Mr. Jungers is a member of the Visiting Committee, The University of Washington. Mr. Jungers is Advisory Trustee of the Board of Trustees, The American University in Cairo and Trustee of the Oregon Health Sciences University Foundation.

         JACK R. PINE. Mr. Pine has been Statia Terminals Group's Secretary since December 23, 1996. Mr. Pine has been involved with our legal affairs since 1978 and was formally transferred to Statia Terminals, Inc. from CBI Industries in May 1996 as Senior Vice President, General Counsel and Secretary. Mr. Pine also serves as a director of Petroterminal de Panama. He has over 30 years of combined experience with Liquid Carbonic Industries Corporation, CBI Industries, and us. Mr. Pine joined the legal staff of CBI Industries in 1974 as Assistant Counsel and was appointed Associate General Counsel in 1984. Prior to joining CBI Industries, Mr. Pine practiced law in the private sector.

         DAVID B. PITTAWAY. Mr. Pittaway has been a director of Statia Terminals Group since September 3, 1996. Mr. Pittaway is Senior Managing Director and has been Vice President and Secretary of Castle Harlan, Inc. a private merchant bank in New York City, since February 1987. Mr. Pittaway is an executive officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II L.P., our controlling stockholder. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986. From 1987 to 1998 he was Vice President and Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company where he is now a director and Vice Chairman. Mr. Pittaway is also a director of Morton's Restaurant Group, Inc., Charlie Brown's Holdings, Inc., Equipment Support Services, Inc., and

Commemorative Brands, Inc. Prior to 1987, Mr. Pittaway was Vice President of Strategic Planning and Assistant to the President of Donaldson Lufkin & Jenrette, Inc.

         ROBERT R. RUSSO. Mr. Russo has been a Vice President of Statia Terminals Group since December 23, 1996. Mr. Russo joined us in 1990 as Manager, Sales, and was promoted to his present position in May 1996. His prior experience in the petroleum industry dates back to 1979 when he joined Belcher Oil Co. Inc., a subsidiary of The Coastal Corporation. Mr. Russo was Coastal's Vice President, Heavy Products Trading, from 1987 until his departure to join us in 1990.

         JONATHAN R. SPICEHANDLER, M.D. Dr. Spicehandler has been a director of Statia Terminals Group since April 29, 1997. Since 1993, Dr. Spicehandler has been President of Schering-Plough Research Institute, the pharmaceutical research arm of Schering-Plough Corporation, a research based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical and health care products worldwide. Dr. Spicehandler is a diplomat of the American Board of Internal Medicine. He was also elected to the Alpha Omega Alpha Honor Society. He serves as president emeritus, board of managers, of the New Jersey division of Cancer Care, Inc. Dr. Spicehandler is a member of the boards of trustees of the Kessler Institute for Rehabilitation, Inc., Montclair State University, and the Liberty Science Center. He also serves on the board of directors of the National Foundation of Infectious Diseases. Dr. Spicehandler is a member of the board of associates of the Whitehead Institute for Biomedical Research.

         THOMAS M. THOMPSON, JR. Mr. Thompson has been a Vice President of Statia Terminals Group since December 23, 1996. Mr. Thompson has been with us since 1985 when he joined as Vice President, Sales & Marketing. He has also held the position of Senior Vice President, with full responsibility for our Houston, Texas, sales and operations and President of JASTATIA, Inc., a marine vessel operating joint venture between Jahre Ship Services A/S and us. Mr. Thompson became Executive Vice President in May 1996. His prior experience in the petroleum and chemical industry dates back to 1968 when he joined GATX Corporation as a sales representative. He subsequently worked as both a sales manager and General Manager with Pakhoed USA, Inc.

         ERNEST "JACKIE" VOGES. Mr. Voges has been a director of Statia Terminals Group since February 2, 1998. From 1982 to 1996, Mr. Voges was General Managing Director of the Curacao Ports Authority. From 1977 to 1982, Mr. Voges held various positions including Dean of the Law School of the University of the Netherlands Antilles, permanent lecturer for the history of law and a member of the International Advisory Council of Florida International University. From 1973 to 1977, he served in various positions within the government for Land Territory of the Netherlands Antilles including Vice Prime Minister, Minister of Justice and Minister of Transport and Communications. From 1967 to 1969 Mr. Voges served as Minister of Public Health. From 1959 to 1967, he was a member of the Island Council of the Island Territory of Curacao and from 1966 to 1967 he was Commissioner of the Island Territory of Curacao. Mr. Voges is Managing Director of Leeward News Holding N.V., Chairman of the Foundation Stichting Monumentenzorg Curacao and Supervisory Director of Stadsherstel Corporation N.V. He is also Chairman of the Foundation Stichting JEKA, Supervisory Director of Smit International Corporation N.V., and Managing Director of Voges Inc. Corporation N.V. In 1979, Mr. Voges was Knighted in the Order of the Dutch Lion.

         JUSTIN B. WENDER. Mr. Wender has been a director of Statia Terminals Group since September 3, 1996. Since 1993, he has been employed by Castle Harlan, Inc. He currently serves as Managing Director. From 1991 to 1993, Mr. Wender worked in the Investment Banking Group of Merrill Lynch & Co. He is a board member of Charlie Brown's Holdings, Inc.

                       OWNERSHIP AND TRANSACTIONS REPORTS

         Section 16 (a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the directors, officers, and persons who own more than 10% of any registered class of the Company's securities (the "10% Stockholders") to file reports of ownership on a Form 3 and reports of changes in ownership on a Form 4 with the U.S. Securities and Exchange Commission (the "SEC") and The Nasdaq Stock Market. These persons are also required under the Exchange Act to file an annual statement of beneficial ownership (Form 5). The directors, officers, and 10% Stockholders are also required by SEC regulation to furnish the Company with copies of all such forms that they file.

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the directors, officers and 10% Stockholders, each of Messrs. Pittaway, Wender, Holloway, Spicehandler, Voges, Jungers, Thompson, Russo, Pine, Franklin, and Brenner inadvertently filed their respective Form 3 with the SEC nine days late. Messrs. Castle and Cameron inadvertently filed their respective Form 3 with the SEC 16 days and 14 days late, respectively, and Mr. Jungers inadvertently filed a Form 4 with the SEC reporting certain April 1999 transactions nine days late.

         The Company is not aware of any other late report filed with the SEC or any transaction that was not reported on a timely basis that was required to be so reported. The Company believes that its directors, officers and 10% Stockholders complied with all other applicable Section 16(a) filing requirements.

                         ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid or accrued for the three years ended December 31, 1999 for our chief executive officer and each of our five other most highly compensated executive officers (the "named executive officers").

                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                                 ------------
                                            ANNUAL                                  SHARES
                                         COMPENSATION                             UNDERLYING
         NAME AND                   ---------------------     OTHER ANNUAL       OPTIONS/SARS         ALL OTHER
  PRINCIPAL POSITION (1)      YEAR  SALARY ($)  BONUS ($)   COMPENSATION($)(2)   (#SHARES)(3)     COMPENSATION($)(4)
-------------------------     ----  ----------  ---------   ------------------   ------------     ------------------
James G. Cameron              1999   $292,596   $187,514        $ 576,959               -             $ 69,476
                              1998    275,482    211,875             -                615               69,525
                              1997    248,655     97,050             -                630               68,077

Thomas M. Thompson, Jr.       1999    253,269    158,417          449,857               -               16,696
                              1998    241,549    173,750             -                490               16,677
                              1997    208,434     79,000             -                500               15,449

Robert R. Russo               1999    228,846    148,718          395,589               -               14,897
                              1998    199,232    145,000             -                425               13,816
                              1997    178,883     68,400             -                430               12,680

Jack R. Pine                  1999    163,010     77,592          196,604               -               12,098
                              1998    161,929     97,500             -                185               11,410
                              1997    129,450     51,550             -                190               10,648

John D. Franklin              1999    149,616     77,592          173,278               -               11,162
                              1998    139,616     97,500             -                185               10,784
                              1997    128,653     49,250             -                190               10,059

James F. Brenner              1999    154,731     77,592          154,713               -               11,462
                              1998    130,289     91,250           57,587             175               10,941
                              1997    108,895     43,400             -                165                9,033

(1) James G. Cameron became President and Chairman of the Board of Statia Terminals, Inc. on July 27, 1993. Mr. Cameron has held various positions with the Statia Terminals group of companies since 1981. Thomas M. Thompson, Jr. joined us in 1985 and became Executive Vice President and Director of Statia Terminals, Inc. on May 6, 1996. Robert
         R. Russo joined us in 1990 and became Senior Vice President of Statia Terminals, Inc. on May 6, 1996. Jack R. Pine became Senior Vice President, General Counsel and Secretary of Statia Terminals, Inc. on May 6, 1996. Mr. Pine joined us in 1996 after holding various positions with CBI since 1974. John D. Franklin joined us in 1992 and became Vice President - Marine Fuel Sales of Statia Terminals, Inc. on May 6, 1996 and Vice President-Marine Fuel Marketing on March 10, 2000. James F. Brenner joined us in 1992 and became Vice President Finance, Treasurer and Assistant Secretary of Statia Terminals, Inc. on May 6, 1996.

(2) The compensation reported for 1999 represents a bonus of $1,947,000 paid to the named executive officers. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from our initial public offering of equity and other past compensation arrangements. The compensation reported for 1998 represents $35,923 of relocation expenses and $21,664 of related tax reimbursements paid to Mr. Brenner.

(3) Represents options to purchase Statia Terminals Group common stock awarded under the 1997 Stock Option Plan. The fair values at the dates of grant, November 21, 1997 and December 3, 1998, were determined by the compensation committee of Statia Terminals Group's board of directors to be $0.10 per share for each of the 1997 and 1998 grants. The award agreement specified that after two years of employment after the date of grant and after each of the following three years, 25% of the option would become exercisable unless a liquidation event occurred (as defined in the award agreement). If a liquidation event occurred, the option would become fully exercisable. The option would terminate upon the employee's termination of employment except in the event of death, permanent disability or termination by us other than for substantial cause. Each option would expire ten years after the date of grant.

         Our initial public offering of equity, which was completed on April 28, 1999, qualified as a liquidation event under the award agreement. Each outstanding option on April 28, 1999 was exercised and converted to approximately 80.6469 of our Class B subordinated shares and approximately 0.806469 of our Class C incentive rights. The holders then transferred all of the Class B subordinated shares and Class C incentive rights to Statia Terminals Holdings in exchange for common shares of Statia Terminals Holdings. Statia Terminals Holdings now owns all of our outstanding Class B subordinated shares and Class C incentive rights. These transactions are further discussed in our Registration Statement on Form S-1 (File No. 333-72317) related to our initial public offering of equity.

(4) The compensation reported for 1999 represents: (a) the dollar value of split dollar life insurance benefits paid by us, (b) matching and discretionary contributions made to our 401(k) plan, and (c) the cost of life insurance in excess of limits prescribed by the Internal Revenue Code. These benefits, expressed in the same order as listed in the preceding sentence, amounted to $50,789, $16,600 and $2,087 for Mr. Cameron; $0, $14,800 and $1,896 for Mr. Thompson; $0, $14,200 and $697
         for Mr. Russo; $0, $11,000 and $1,098 for Mr. Pine; $0, $11,000 and
         $162 for Mr. Franklin; and $0, $11,000 and $462 for Mr. Brenner.

         We are committed to pay the premiums of a split dollar life insurance policy for Mr. Cameron until the earlier of Mr. Cameron reaching age 65 or the termination of Mr. Cameron's employment at which time either Mr. Cameron or his designated beneficiaries will receive the cash surrender value of the policy. Assuming premium payments are made until age 65, the full cost to us of remaining payments as of December 31, 1999 is $609,468.

                OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1999

         We did not grant any stock options during 1999, nor have we granted stock appreciation rights.

         AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1999
                           AND YEAR-END OPTION VALUES

                                                        NUMBER OF SHARES UNDERLYING          VALUE OF UNEXERCISED
                              SHARES                       UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                             ACQUIRED                         DECEMBER 31, 1999                 DECEMBER 31, 1999
                                ON           VALUE      ----------------------------     ----------------------------
           NAME            EXERCISE (1)   REALIZED (1)  EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
------------------------   ------------   ------------  -----------    -------------     -----------    -------------
James G. Cameron              1,245        $1,104,315        0               0                  0              0
Thomas M. Thompson, Jr.         990           878,130        0               0                  0              0
Robert R. Russo                 855           758,385        0               0                  0              0
Jack R. Pine                    375           332,625        0               0                  0              0
John D. Franklin                375           332,625        0               0                  0              0
James F. Brenner                340           301,580        0               0                  0              0

(1) Represents options to purchase Statia Terminals Group common stock awarded under the 1997 Stock Option Plan. Our initial public offering of equity, which was completed on April 28, 1999, qualified as a liquidation event under the option award agreement. Each outstanding option on April 28, 1999 was exercised and converted to approximately
         80.6469 of our Class B subordinated shares and approximately 0.806469 of our Class C incentive rights. Each option also received an incremental distribution of the ownership interest in Petroterminal de Panama ("PTP") upon exercise of the option. The holders then transferred all of the Class B subordinated shares and Class C incentive rights to Statia Terminals Holdings in exchange for common shares of Statia Terminals Holdings. The holders also transferred all of the ownership interest in PTP to


         Statia Terminals Cayman in exchange for ownership interest in Statia Terminals Cayman. Statia Terminals Holdings now owns all of our outstanding Class B subordinated shares and Class C incentive rights, and Statia Terminals Cayman owns all of the ownership interest in PTP. These transactions are further discussed in our Registration Statement on Form S-1 (File No. 333-72317) related to our initial public offering of equity.

         On April 28, 1999, there was no public trading market for our Class B subordinated shares, Class C incentive rights or the ownership interest in PTP. The value realized for each option was determined based on valuations performed as of April 28, 1999 at our request by an independent consulting firm which determined the underlying value of each option to be approximately $887.

                                SHARE OPTION PLAN

         In April 1999, we adopted our 1999 Share Option Plan. The option plan is intended to further our success by increasing the proprietary interest of our key employees, directors and consultants and to enhance our ability to attract and retain employees, directors and consultants of outstanding ability. Under the option plan, which is administered by the compensation committee of our board of directors, we may deliver up to 1,140,000 Class A common shares, subject to adjustment under certain conditions. To date, no options have been granted under this plan. The entire text of this option plan has been incorporated by reference as an exhibit to this Report.

                                STOCKHOLDER LOANS

         On November 27, 1996, Messrs. Cameron, Thompson, Russo, Pine, Franklin, Brenner and certain other of our officers and managers were granted loans by Statia Terminals Group to purchase shares of its common stock and Series E Preferred Stock. The loans totaled $1.5 million and were secured by pledges of such stock. The loans bore interest at 6.49% annually and were due on the earlier of (1) November 26, 2003, (2) the sale of the pledged stock, or (3) a "change in control," as defined in the loan agreement. In April 1999 and in conjunction with our initial public offering of equity, these loans were replaced with new loans aggregating $1.5 million and bearing interest at 5.17%. The maturity of the new loans is the earlier of (1) April 28, 2009, or (2) the sale of the pledged stock.

                            COMPENSATION OF DIRECTORS

         We pay four of our directors, Adm. James L. Holloway III, Francis Jungers, Jonathan R. Spicehandler, M.D. and Ernest Voges, $1,000, plus reimbursement of out-of-pocket expenses, per meeting attended of the board of directors or any committee of the board of directors. Each of the foregoing directors has entered into consulting agreements with Statia Terminals International for advisory and consulting services related to investment and strategic planning, financial and other matters. In consideration of services provided to Statia Terminals International, each consultant receives a consulting fee of $6,250 per quarter plus reimbursement of out-of-pocket expenses.

                              EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with James G. Cameron, Thomas M. Thompson, Jr., Robert R. Russo, Jack R. Pine, John D. Franklin and James F. Brenner. These agreements provide for an annual base salary which is subject to review at least annually by the board of directors or a committee thereof, increasing at least at the growth rate of the consumer price index. The respective annual base salaries in effect for 2000 are $300,000 for Mr. Cameron; $255,000 for Mr. Thompson; $240,000 for Mr. Russo; $157,000 for Mr.

Pine; $157,000 for Mr. Franklin; and $157,000 for Mr. Brenner. These agreements also provide for an annual cash incentive bonus to be awarded based on the difference between a target EBITDA and actual EBITDA. The employment agreements continue to March 31, 2002 and automatically renew for an additional year on March 31 of every year unless either party gives notice of non-renewal. Additional benefits include participation in an executive life insurance plan for Mr. Cameron. In the event that we terminate any of these employment agreements without substantial cause or the employee terminates for good reason, as such terms are defined in each such employment agreement, the employee shall be entitled to his current medical and dental benefits and his current compensation. Such entitlements will last to the later of twelve months or the remaining portion of the term of the relevant employment agreement. Such entitlements will be payable in monthly installments for such period with the addition of a pro rated portion of the employee's bonus compensation for the year of termination. The bonus is only payable as and when ordinarily determined for such year.

               COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS -
                        REPORT ON EXECUTIVE COMPENSATION

         Statia Terminals Group's executive officer compensation program is administered and reviewed by the compensation committee of our board of directors.

OVERALL OBJECTIVES OF THE EXECUTIVE COMPENSATION PROGRAM

         Our compensation philosophy and program objectives are guided by two primary objectives. First, the program is intended to provide competitive levels of compensation, at expected levels of performance, in order to attract, motivate and retain talented executives. Second, the program is intended to create an alignment of interests between our executives and stockholders such that a significant portion of each executive's compensation is directly linked to maximizing shareholder value.

         In support of this philosophy, the executive compensation program is designed to reward performance that is directly relevant to our short-term and long-term success. As such, we attempt to provide both short-term and long-term incentive pay that varies based on corporate and individual performance.

         To accomplish these objectives, the compensation committee has structured the executive compensation program with three primary underlying components: base salary, annual incentives, and long-term incentives. Certain other executive benefits are also provided. Additionally, during 1999 we paid a special management bonus of $1,947,000 to our named executive officers. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from our initial public offering of equity and other past compensation arrangements. The following sections describe our plans by element of compensation and discuss how each component relates to our overall compensation philosophy.

         In reviewing this information, reference is often made to the use of competitive market data as criteria for establishing targeted compensation levels. Several market data sources are used by us, including gas and oil industry norms for selected publicly traded peer companies, as reflected in these companies' proxy statements. In addition, we use published survey data and data obtained from independent consultants that are for general industry companies similar to us in size. However, there is no effort to assess how our executive pay levels compare to the levels of pay provided by the other companies used in our total shareholders return graph since these companies vary significantly in size and scope of operations.

BASE SALARY PROGRAM

         Our base salary philosophy is to provide base pay levels that are competitive in the oil and gas industry and local geographic areas where we operate. We periodically review our executive pay levels to assure consistency with the external market. We believe it is crucial to provide strongly competitive salaries over time in order to attract and retain executives who are highly talented and capable of creating added shareholder value.

         Annual salary adjustments for our executive officers are based on several factors including: changes in the U.S. Department of Labor Consumer Price Index for All Urban Consumers, general levels of market salary increases, individual performance, competitive base salary levels, and our overall financial results. We review performance qualitatively considering total shareholder returns, the level of earnings, return on equity, return on total capital and individual performance. These criteria are assessed qualitatively and are not weighted. All base salary increases are based on a philosophy of pay-for-performance and perceptions of an individual's long-term value to us. As a result, employees with higher levels of performance sustained over time will be paid correspondingly higher salaries.

ANNUAL CASH INCENTIVE BONUS

         Each of our executive officers has an employment agreement that specifies he be paid an annual cash incentive bonus based on our attaining certain levels of earnings before interest expense, taxes, depreciation, amortization and other specified non-cash items as compared to an annual goal set by our board of directors and the president of Statia Terminals, Inc. Under the plan, target award opportunities vary by individual position and are typically expressed as a percent of base salary. In addition, the president of Statia Terminals, Inc. and the compensation committee may award discretionary bonuses for meeting specific objectives and outstanding performance. Our annual cash incentive bonus program is intended to (1) reward key employees based on company performance; (2) motivate key employees; and (3) provide competitive cash compensation opportunities to plan participants.

LONG-TERM INCENTIVE PROGRAM

         Our long-term incentive program is designed to focus executive efforts on our long-term goals and to maximize total return to shareholders. While our long-term incentive program allows the compensation committee to use a variety of long-term incentive devices, the compensation committee has relied primarily on stock option awards to provide long-term incentive opportunities in recent years.

         Stock options align the interests of employees and shareholders by providing value to the executive through stock price appreciation only. All stock options have a ten year term before expiration and the most recent grants were fully exercisable within five years of the grant date.

         No stock options were granted during 1999, but it is anticipated that stock option grants will be made periodically in the future at the discretion of the compensation committee. The number of shares actually granted to a particular participant is based on our financial success, our future business plans, and the individual's position and level of responsibility. All of these factors are assessed subjectively and are not weighted.

         The compensation committee believes stock options are an important part of our total executive pay program, since employees only receive income from the options if our share price rises.

1999 COMPENSATION FOR MR. CAMERON

         As previously described, the compensation committee considers several factors in developing an executive's compensation package. For Mr. Cameron, these factors include competitive market practices consistent with the philosophy described for other executives, experience, achievement of strategic goals, and our financial success considering the factors described under the annual cash incentive bonus program above.

         Mr. Cameron's salary for 1999 was increased primarily as a result of competitive market factors. Mr. Cameron's bonus for 1999 was $187,514, payable in 2000. This award was below targeted levels since our aggregate performance on the measures described in the annual cash incentive bonus program section of this report was below our aggressive targets. Mr. Cameron also received a special management bonus aggregating $576,959 to partially reimburse him with respect to adverse tax consequences that resulted from our initial public offering of equity and other past compensation arrangements. We granted no stock options during 1999, and consequently, Mr. Cameron received no stock options from us. As detailed in note 4 of our executive compensation table, Mr. Cameron received $69,476 of other compensation in 1999.

                                                  Compensation Committee:
                                                       John K. Castle
                                                       Francis Jungers
                                                       David B. Pittaway

                                PERFORMANCE GRAPH

         The SEC requires that we present a line graph comparing cumulative returns, from April 28, 1999 (the date our initial public offering of equity closed) through December 31, 1999, on an indexed basis with the Nasdaq US & Foreign Stock Index (or another broad-based index) and either a nationally-recognized industry standard or a group of peer companies selected by us. We have selected, for purposes of this performance comparison, four public companies believed to offer services or products similar to those offered by us, and the provision of which products or services represents a significant portion of their respective businesses. A list of these companies follows the graph below. The graph assumes that $100 was invested on April 28, 1999, in each of our Class A common stock, the Nasdaq US & Foreign Stock Index and the self-constructed peer group (weighted on the basis of capitalization), and that all dividends were reinvested.

                                           4/28/99  6/30/99   9/30/99   12/30/99
                                           -------  -------   -------   --------
The Company                                $100.00  $ 87.02   $ 70.30   $ 32.20
The Nasdaq US & Foreign Stock Index         100.00   106.03    108.38    158.70
The Peer Group                              100.00    97.84     99.66     74.30

         Our self-constructed peer group consists of the following companies:
Kaneb Pipeline Partners L.P., TransMontaigne, Inc., El Paso Energy Partners L.P., and Plains All American Pipeline. Cumulative total shareholder return for each investment may be calculated from the values presented in the table above.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 29, 2000, the ownership of the presently issued and outstanding Class A common shares, Class B subordinated shares and Class C incentive rights by (1) each person known by us to be a beneficial owner of more than 5% of any class of our voting securities, (2) each of our directors and executive officers, and (3) all of our directors and executive officers as a group. The address of each owner is our principal office unless otherwise indicated.

                                            COMMON SHARES              SUBORDINATED SHARES (1)           INCENTIVE RIGHTS(1)
                                            -------------              -----------------------           -------------------
         NAME & ADDRESS OF                           PERCENT OF                       PERCENT OF                     PERCENT OF
      BENEFICIAL OWNER(2)(3)         # OF SHARES    OUTSTANDING      # OF SHARES     OUTSTANDING    # OF SHARES      OUTSTANDING
      ----------------------         -----------    -----------      -----------     -----------    -----------      -----------
James G. Cameron                              --        --          195,488            5.1          1,954.88            5.1
Thomas M. Thompson, Jr                       110        *           152,424            4.0          1,542.24            4.0
Robert R. Russo                               --        --          134,035            3.5          1,340.35            3.5
Jack R. Pine                                  --        --           66,615            1.8            666.15            1.8
John D. Franklin                              --        --           58,711            1.5            587.11            1.5
James F. Brenner                              --        --           52,420            1.4            524.20            1.4
John K. Castle(4)
  c/o Castle Harlan, Inc.
  150 East 58th Street
  New York, NY 10155                          --        --        3,800,000          100.0            38,000          100.0
David B. Pittaway                             --        --           16,129            *              161.29            *
Justin B. Wender                              --        --              806            *                8.06            *
James L. Holloway III                         --        --           12,097            *              120.97            *
Francis Jungers                           21,050        *            16,129            *              161.29            *
Jonathan R. Spicehandler                      --        --           16,129            *              161.29            *
Ernest Voges                                  --        --            8,065            *               80.65            *
All directors and executive
  officers as a group (13 in
  number)                                 21,160        *         3,800,000          100.0            38,000          100.0
Castle Harlan Partners II L.P.,
  affiliates and Castle Harlan
  employees(4)
  c/o Castle Harlan, Inc.
  150 East 58th Street
  New York, NY 10155                          --        --        3,800,000          100.0            38,000          100.0
Statia Terminals Holdings N.V                 --        --        3,800,000          100.0            38,000          100.0

* Beneficially owns less than one percent of such class of stock.

------------------------

(1) Share amounts for directors and named executive officers and all directors and officers as a group are beneficially held as shareholders of Statia Terminals Holdings N.V., which holds 3,800,000 Subordinated Shares and 38,000 Incentive Rights.

(2) Share amounts for directors and named executive officers and all directors and officers as a group include shares held by immediate family members.

(3) The following is a list of directors and officers of Statia Terminals Group N.V. ("STGNV") and Statia Terminals, Inc. ("STI"). Mr. Cameron is a director of STGNV and a director and Chairman of the Board and President of STI. Messrs. Castle, Holloway, Jungers, Pittaway, Spicehandler, Voges, and Wender are each directors of STGNV. Mr. Thompson is the Vice President of STGNV and a director and Executive Vice President of STI. Mr. Russo is the Vice President of STGNV and a director and Senior Vice President of STI. Mr. Brenner is the Vice President and Treasurer of STGNV and the Vice President--Finance, Treasurer and Assistant Secretary of STI. Mr. Pine is the Secretary of STGNV and Senior Vice President, General Counsel and Secretary of STI. Mr. Franklin is the Vice President--Marine Fuel Marketing of STI.

(4) A majority of the voting securities of Statia Terminals Holdings N.V. is owned by Castle Harlan Partners II L.P. and certain of its affiliates. Mr. Castle is the controlling stockholder of the general partner of the general partner of Castle Harlan Partners II L.P. He may, therefore, be deemed to be the beneficial owner of shares beneficially owned by Castle Harlan Partners II L.P. or its affiliates and Castle Harlan employees. Mr. Castle disclaims beneficial ownership of the shares owned by Castle Harlan Partners II L.P., its affiliates and Castle Harlan employees other than such shares that represent his pro rata partnership interests in Castle Harlan Partners II L.P. and its affiliates.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              MANAGEMENT AGREEMENT

         As part of the acquisition by Castle Harlan Partners II L.P., Statia Terminals Group entered into a management agreement with Castle Harlan, Inc. providing for the payment to Castle Harlan, Inc., subject to certain conditions, of an annual management fee of $1.35 million, plus expenses, for advisory and strategic planning services. In the event the net proceeds from any sale of the M/V STATIA RESPONDER exceeded a specified threshold, Castle Harlan, Inc. would have been entitled to an additional payment of up to $1 million. Under the indenture relating to the mortgage notes, dividends from Statia Terminals International to Statia Terminals Group permitting Statia Terminals Group to pay Castle Harlan's annual management fee and expenses are excepted from the limitation on restricted payments so long as no default or event of default exists. During the years ended December 31, 1997 and 1998, Statia Terminals International paid dividends to Statia Terminals Group of $2.7 million and $1.5 million, respectively, related to this agreement. This management agreement was amended and restated at the closing of our initial public offering of equity to eliminate the $1.35 million management fee, but continues to provide for reimbursement of ordinary and necessary expenses and a continuing indemnity for the period up to the termination date of November 27, 2006 and any extension thereto.

                        EFFECT OF INITIAL PUBLIC OFFERING

         Prior to our initial public offering of equity and the capital restructuring associated with the offering:

         /bullet/ Castle Harlan or its affiliates held 13,850 shares of Series D preferred stock, 33,750 shares of Series E preferred stock and 33,750 shares of the then outstanding common stock; and
         /bullet/ individual directors and members of our management held 4,724 shares of Series E preferred stock and 4,724 shares of the then outstanding common stock and options to acquire an additional 6,145 shares of common stock.

         Pursuant to the capital restructuring associated with the offering:

         /bullet/ Statia Terminals Group's Series D preferred stock and Series E preferred stock were redeemed at their liquidation preference; /bullet/ all shares of outstanding common stock consisting of 47,119 shares, which included an additional 6,145 shares of common stock issued upon exercise of options by the closing of the offering, were reclassified as 471,190 Class B subordinated shares;
         /bullet/ Statia Terminals Group issued an additional 3,328,810 Class B subordinated shares plus 38,000 Class C incentive rights to the holders of the remaining common stock;
         /bullet/ all of the Class B subordinated shares and Class C incentive rights were transferred at the closing to Statia Terminals Holdings N.V. in exchange for common shares of Statia Terminals Holdings; and
         /bullet/ all of the shares of Petroterminal de Panama, S.A. then owned by Statia Terminals Group which were transferred at the closing to Castle Harlan, its affiliates, certain directors, and members of management were subsequently transferred to Statia Terminals Cayman, Inc.

                               BOARD OF DIRECTORS

         Some employees of Castle Harlan and a member of our management are directors of Statia Terminals Group. Some of the actions taken by the board of directors may affect the amount of cash available for distribution to holders of Class A common shares and Class B subordinated shares or accelerate the conversion of Class B subordinated shares. Decisions of the board of directors with respect to the amount and timing of asset purchases and sales, cash expenditures, borrowings, issuances of additional Class A common shares and the creation, reduction, cancellation or increase of reserves in any quarter will affect whether, or the extent to which, there is sufficient available cash from our operating surplus to meet the target quarterly distribution and additional distribution levels on all shares in a given quarter or in subsequent quarters.

                               LOANS TO MANAGEMENT

         On November 27, 1996, Messrs. Cameron, Thompson, Russo, Pine, Franklin, Brenner and certain other of our officers and managers were granted loans by Statia Terminals Group to purchase shares of its common stock and Series E preferred stock. The loans totaled $1.5 million and were secured by pledges of such stock. The loans bore interest at 6.49% annually and were due on the earlier of (1) November 26, 2003, (2) the sale of the pledged stock, or (3) a "change in control," as defined in the loan agreement. In April 1999 and in conjunction with our initial public offering of equity, these loans were replaced with new loans aggregating $1.5 million and bearing interest at 5.17%. The maturity of the new loans is the earlier of (1) April 28, 2009, or (2) the sale of the pledged stock.

                                    PART IV.

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

 (a)  1.  Financial Statements Index

          The following consolidated financial statements of Statia
          Terminals Group N.V. and its subsidiaries are filed in
          response to Item 8 of this Report:
                                                                            PAGE
                                                                            ----
          Report of Independent Certified Public Accountants                 F-1
          Consolidated Balance Sheets
                   as of December 31, 1998 and 1999                          F-2
          Consolidated Statements of Income (Loss)
                   for the years ended December 31, 1997, 1998 and 1999 F-4 Consolidated Statements Stockholders' Equity
                   for the years ended December 31, 1997, 1998 and 1999 F-5 Consolidated Statements of Cash Flows
                   for the years ended December 31, 1997, 1998 1999          F-6
          Notes to the consolidated financial statements                     F-7

      2.  Financial Statement Schedules

          See note 16 to our consolidated financial statements for required financial statement schedules.

      3.  Exhibits Index

         See the Exhibits Index on Pages E - 1 through E - 4 following the signature pages.

(b) Reports on Form 8-K

         During the quarter ended December 31, 1999, we filed a Form 8-K dated December 10, 1999. Such Form 8-K contained two of our previously issued press releases entitled STATIA TERMINALS PROVIDES ADDITIONAL INFORMATION ON EFFECTS OF HURRICANE LENNY and STATIA TERMINALS ANNOUNCES STOCK PURCHASE PROGRAM AND COMMENTS ON ANTICIPATED FOURTH QUARTER AVAILABLE CASH AND FUTURE DISTRIBUTIONS.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
    Statia Terminals Group N.V. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Statia Terminals Group N.V. (a Netherlands Antilles corporation) and Subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of income (loss), stockholders' equity and cash flows for the years ended December 31, 1997, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1999, and the results of its consolidated operations and its cash flows for the years ended December 31, 1997, 1998 and 1999, in conformity with generally accepted accounting principles.


Arthur Andersen LLP


West Palm Beach, Florida,
    January 26, 2000.


                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                                                                        December 31,
                                                                                   ---------------------
                                                                                     1998        1999
                                                                                   --------     --------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 14,061     $  5,658
   Accounts receivable-
     Trade, less allowance for doubtful accounts of $785 and $804 in 1998 and
       1999, respectively                                                             7,562       12,957
     Other                                                                            2,328        3,704
   Inventory, net                                                                     4,528        3,239
   Prepaid expenses                                                                   1,417        1,723
                                                                                   --------     --------
         Total current assets                                                        29,896       27,281

PROPERTY AND EQUIPMENT, net                                                         209,970      206,031

OTHER NONCURRENT ASSETS, net                                                          5,744        2,985
                                                                                   --------     --------

       Total assets                                                                $245,610     $236,297
                                                                                   ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $  9,306     $ 14,086
   Accrued interest payable                                                           2,027        1,516
   Dividends payable                                                                  7,440           --
   Other accrued expenses                                                             8,506        7,084
                                                                                   --------     --------
     Total current liabilities                                                       27,279       22,686

DISTRIBUTIONS PAYABLE                                                                    --        2,913
LONG-TERM DEBT- 11-3/4% FIRST MORTGAGE NOTES                                        135,000      101,000
                                                                                   --------     --------

     Total liabilities                                                              162,279      126,599

REDEEMABLE PREFERRED STOCK:
   Series A, $0.10 par value, 20,000 shares authorized, issued and outstanding at December 31, 1998. No shares authorized, issued or outstanding at
     December 31, 1999.                                                              20,000           --
   Series B, $0.10 par value, 10,000 shares authorized, issued and outstanding at December 31, 1998. No shares authorized, issued or outstanding at
     December 31, 1999.                                                              10,000           --
   Series C, $0.10 par value, 10,000 shares authorized, issued and outstanding at December 31, 1998. No shares authorized, issued or outstanding at
     December 31, 1999.                                                              10,000           --

   The accompanying notes are an integral part of these financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

                                                                                           December 31,
                                                                                     ------------------------
                                                                                       1998            1999
                                                                                     ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (CONTINUED)

STOCKHOLDERS' EQUITY:
   Preferred stock:
     Series D, $0.10 par value, 20,000 shares authorized and issued, 13,850 shares outstanding at December 31, 1998. No shares authorized,
       issued or outstanding at December 31, 1999.                                      13,850             --
     Series E, $0.10 par value, 209,500 shares authorized, 41,000 shares issued,
       40,974 shares outstanding at December 31, 1998. No shares
       authorized, issued or outstanding at December 31, 1999.                          40,974             --
                                                                                     ---------      ---------
              Total preferred stock                                                     54,824             --

   Common stock, $0.10 par value, 100,500 shares authorized, 40,974 shares issued and outstanding at December 31, 1998. No shares authorized,
     issued or outstanding at December 31, 1999.                                             4             --
   Class A common shares, $0.01 par value, 20,000,000 shares authorized,
     7,600,000 shares issued and 7,227,700 shares outstanding at December 31,
     1999.  No shares authorized, issued or outstanding at December 31, 1998.               --             76
   Class B subordinated shares, $0.01 par value, 7,800,000 shares authorized,
     3,800,000 shares issued and outstanding at December 31, 1999. No shares
     authorized, issued or outstanding at December 31, 1998.                                --             38
   Class C incentive rights, $0.01 par value, 2,200,000 shares authorized,
     38,000 shares issued and outstanding at December 31, 1999. No shares
     authorized, issued or outstanding at December 31, 1998.                                --             --
   Additional paid-in-capital                                                              363        129,834
   Notes receivable from stockholders                                                   (1,474)        (1,474)
   Accumulated deficit                                                                 (10,386)       (16,522)
   Class A common shares in treasury, at cost, 372,300 shares
     at December 31, 1999                                                                   --         (2,254)
                                                                                     ---------      ---------
              Total stockholders' equity                                                43,331        109,698
                                                                                     ---------      ---------

              Total liabilities and stockholders' equity                             $ 245,610      $ 236,297
                                                                                     =========      =========

   The accompanying notes are an integral part of these financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                    December 31,
                                                                     ---------------------------------------------
                                                                        1997             1998               1999
                                                                     ---------         ---------         ---------
REVENUES                                                             $ 142,499         $ 136,762         $ 168,343
COST OF SERVICES AND PRODUCTS SOLD                                     122,939           105,888           137,665
                                                                     ---------         ---------         ---------
   Gross profit                                                         19,560            30,874            30,678

ADMINISTRATIVE EXPENSES                                                  7,735             9,500             8,745
SPECIAL COMPENSATION EXPENSE                                                --                --             4,099
HURRICANE CHARGES                                                           --               800             1,750
                                                                     ---------         ---------         ---------
   Operating income                                                     11,825            20,574            16,084

LOSS (GAIN) ON DISPOSITION OF PROPERTY AND
   EQUIPMENT                                                              (109)            1,652                --
INTEREST EXPENSE                                                        16,874            16,851            14,286
INTEREST INCOME                                                            555               684               846
                                                                     ---------         ---------         ---------
   Income (loss) before provision for income taxes, preferred
     stock dividends and extraordinary charge                           (4,385)            2,755             2,644

PROVISION FOR INCOME TAXES                                                 780               320               780
                                                                     ---------         ---------         ---------
   Income (loss) before preferred stock dividends and
     extraordinary charge                                               (5,165)            2,435             1,864

PREFERRED STOCK DIVIDENDS                                                3,196             3,938             2,257
                                                                     ---------         ---------         ---------
   Loss before extraordinary charge                                     (8,361)           (1,503)             (393)

EXTRAORDINARY CHARGE RELATED TO EARLY
   EXTINGUISHMENT OF DEBT                                                   --                --             4,743
                                                                     ---------         ---------         ---------
     Net loss to common stockholders                                 $  (8,361)        $  (1,503)        $  (5,136)
                                                                     =========         =========         =========

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary charge                                 $      --         $      --         $    0.66
  Extraordinary charge                                                      --                --              0.92
                                                                     ---------         ---------         ---------
     Net loss to common stockholders                                 $      --         $      --         $   (0.26)
                                                                     =========         =========         =========

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary charge                                 $      --         $      --         $    0.44
  Extraordinary charge                                                      --                --              0.61
                                                                     ---------         ---------         ---------
     Net loss to common stockholders                                 $      --         $      --         $   (0.17)
                                                                     =========         =========         =========

BASIC EARNINGS PER SUBORDINATED SHARE:
     Loss before extraordinary charge                                $   (2.53)        $   (0.45)        $   (1.04)
     Extraordinary charge                                                   --                --                --
                                                                     ---------         ---------         ---------
       Net loss to common stockholders                               $   (2.53)        $   (0.45)        $   (1.04)
                                                                     =========         =========         =========

DILUTED EARNINGS PER SUBORDINATED SHARE:
     Loss before extraordinary charge                                $   (2.53)        $   (0.45)        $   (1.04)
     Extraordinary charge                                                   --                --                --
                                                                     ---------         ---------         ---------
       Net loss to common stockholders                               $   (2.53)        $   (0.45)        $   (1.04)
                                                                     =========         =========         =========

   The accompanying notes are an integral part of these financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                  PREFERRED STOCK -
                                                                    SERIES D AND E               COMMON STOCK            ADDITIONAL
                                                              --------------------------    -------------------------     PAID-IN
                                                                 SHARES        AMOUNT          SHARES        AMOUNT       CAPITAL
                                                              -----------    -----------    -----------    -----------  -----------
BALANCE, December 31, 1996                                         61,000    $    61,000         41,000    $         4  $        --

Net loss to common stockholders                                        --             --             --             --           --
                                                              -----------    -----------    -----------    -----------  -----------

BALANCE, December 31, 1997                                         61,000         61,000         41,000              4           --

Net loss to common stockholders                                        --             --             --             --           --
Amortization expense related to issuance of stock options              --             --             --             --          363
Retirement of Series D preferred stock                             (6,150)        (6,150)            --             --           --
Other                                                                 (26)           (26)           (26)            --           --
                                                              -----------    -----------    -----------    -----------  -----------

BALANCE, December 31, 1998                                         54,824         54,824         40,974              4          363

Net loss to common stockholders                                        --             --             --             --           --
Net proceeds from initial public offering of Class A common
  shares                                                               --             --      7,600,000             76      136,681
Exercise of stock options, reclassification of subordinated
  shares and issuance of additional subordinated shares and
  incentive rights                                                     --             --      3,797,026             34           --
Redemption of preferred stock                                     (54,824)       (54,824)            --             --           --
Write-off of prepaid Castle Harlan management fee                      --             --             --             --         (778)
Dividend of Petroterminal de Panama                                    --             --             --             --           --
Vesting of compensatory stock options                                  --             --             --             --        2,152
Amortization expense related to common stock options                   --             --             --             --          154
Class A common shares and Class B subordinated shares
  distributions declared                                               --             --             --             --       (8,738)
Purchase of Class A common shares as treasury stock                    --             --             --             --           --
                                                              -----------    -----------    -----------    -----------  -----------
BALANCE, December 31, 1999                                             --    $        --     11,438,000    $       114  $   129,834
                                                              ===========    ===========    ===========    ===========  ===========
                                                                    NOTES                        CLASS A
                                                                 RECEIVABLE                      COMMON
                                                                    FROM        ACCUMULATED    SHARES IN
                                                                STOCKHOLDERS      DEFICIT       TREASURY         TOTAL
                                                                ------------    -----------    -----------    -----------
BALANCE, December 31, 1996                                       $    (1,500)   $      (522)   $        --    $    58,982

Net loss to common stockholders                                           --         (8,361)            --         (8,361)
                                                                 -----------    -----------    -----------    -----------

BALANCE, December 31, 1997                                            (1,500)        (8,883)            --         50,621

Net loss to common stockholders                                           --         (1,503)            --         (1,503)
Amortization expense related to issuance of stock options                 --             --             --            363
Retirement of Series D preferred stock                                    --             --             --         (6,150)
Other                                                                     26             --             --             --
                                                                 -----------    -----------    -----------    -----------

BALANCE, December 31, 1998                                            (1,474)       (10,386)            --         43,331

Net loss to common stockholders                                           --         (5,136)            --         (5,136)
Net proceeds from initial public offering of Class A common
  shares                                                                  --             --             --        136,757
Exercise of stock options, reclassification of subordinated
  shares and issuance of additional subordinated shares and
  incentive rights                                                        --             --             --             34
Redemption of preferred stock                                             --             --             --        (54,824)
Write-off of prepaid Castle Harlan management fee                         --             --             --           (778)
Dividend of Petroterminal de Panama                                       --         (1,000)            --         (1,000)
Vesting of compensatory stock options                                     --             --             --          2,152
Amortization expense related to common stock options                      --             --             --            154
Class A common shares and Class B subordinated shares
  distributions declared                                                  --             --             --         (8,738)
Purchase of Class A common shares as treasury stock                       --             --         (2,254)        (2,254)
                                                                 -----------    -----------    -----------    -----------
BALANCE, December 31, 1999                                       $    (1,474)   $   (16,522)   $    (2,254)   $   109,698
                                                                 ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         December 31,
                                                                          ---------------------------------------
                                                                             1997          1998           1999
                                                                          ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss to common stockholders                                        $  (8,361)     $  (1,503)     $  (5,136)
     Adjustments to reconcile net loss to common stockholders to net cash provided by operating activities:
     Depreciation, amortization, and certain non-cash charges                10,911         12,383         11,686
     Preferred stock dividends accrued                                        3,196          3,938          2,257
     Provision for bad debts                                                     11             72             20
     Extraordinary charge on early extinguishment of debt                        --             --          4,743
     Hurricane charges                                                           --            800          1,750
     Non-cash special compensation expense                                       --             --          2,152
     Loss (gain) on disposition of property and equipment                      (109)         1,652             --
     (Increase) decrease in accounts receivable - trade                       2,060          2,458         (5,415)
     (Increase) decrease in other accounts receivables                          747             20         (1,376)
     (Increase) decrease in inventory                                         3,722         (3,281)         1,289
     (Increase) decrease in prepaid expense                                    (453)            72         (1,084)
     (Increase) decrease in other noncurrent assets                            (123)             6            (70)
     Increase (decrease) in accounts payable                                 (2,202)         1,574          4,780
     Increase (decrease) in accrued expenses                                    371             (1)        (1,931)
                                                                          ---------      ---------      ---------
       Net cash provided by operating activities                              9,770         18,190         13,665
                                                                          ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (5,344)       (10,714)        (8,593)
   Proceeds from sale of property and equipment                                 112            122             15
   Proceeds from sale of Statia Terminals Southwest, Inc.                        --          6,500             --
   Accrued transaction costs and purchase price adjustments                  (7,703)            --             --
                                                                          ---------      ---------      ---------
     Net cash used in investing activities                                  (12,935)        (4,092)        (8,578)
                                                                          ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering of Class A common shares            --             --        136,757
   Redemption of preferred stock                                                 --         (6,150)       (94,824)
   Repurchase of First Mortgage Notes                                            --             --        (37,681)
   Payment of preferred stock dividends                                          --             --         (9,697)
   Payment of Class A common share distributions                                 --             --         (5,825)
   Borrowings under revolving credit facility                                    --             --          3,403
   Repayments of revolving credit facility                                       --             --         (3,403)
   Purchase of Class A common shares as treasury stock                           --             --         (2,254)
   Issuance of additional Class B subordinated shares and Class C
     incentive rights                                                            --             --             34
                                                                          ---------      ---------      ---------
     Net cash used in financing activities                                       --         (6,150)       (13,490)
                                                                          ---------      ---------      ---------

     Increase (decrease) in cash and cash equivalents                        (3,165)         7,948         (8,403)

CASH AND CASH EQUIVALENTS, at beginning of year                               9,278          6,113         14,061
                                                                          ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, at end of year                                 $   6,113      $  14,061      $   5,658
                                                                          =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for taxes                                                    $     513      $     369      $     677
                                                                          =========      =========      =========
   Cash paid for interest                                                 $  15,334      $  15,940      $  14,012
                                                                          =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

1.       ORGANIZATION AND OPERATIONS

         Statia Terminals Group N.V. was formed on September 4, 1996 by Castle Harlan Partners II L.P. ("Castle Harlan"), a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, certain members of management and others and commenced operations on November 27, 1996 ("Inception"). Statia Terminals Group N.V. and Subsidiaries (the "Company") own and operate petroleum blending, transshipment and storage facilities located on the island of St. Eustatius, Netherlands Antilles and near Point Tupper, Nova Scotia, Canada. The Company's terminaling services are furnished to many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners and petrochemical companies. In addition to storage, the Company provides a variety of related terminal services including the supplying of bunkering, crude oil and petroleum product blending and processing, emergency and spill response, brokering of product trades and ship services. A subsidiary of the Company provides administrative services for the Company from its office in Deerfield Beach, Florida.

         The Company includes the following primary entities (collectively, the "Statia Operations"): Statia Terminals Group N.V. ("Group"), Statia Terminals International N.V. ("Statia"), Statia Terminals N.V. (each incorporated in the Netherlands Antilles), Statia Terminals Canada, Inc. (incorporated in Nova Scotia, Canada) and Statia Terminals Southwest, Inc. (incorporated in Texas, the "Brownsville Facility") which was sold in July 1998 (see Note 14). Significant intercompany balances and transactions have been eliminated.

         The Company was formed during 1996 to acquire the capital stock of Statia Terminals, Inc. and its subsidiaries and affiliates (the "Predecessor Company") from Praxair, Inc. ("Praxair"). On November 27, 1996, the Company acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain affiliates (the "Castle Harlan Acquisition"). The adjusted purchase price of the Castle Harlan Acquisition totaled approximately $218,146. The Castle Harlan Acquisition was paid, in part, by funds received by the Company from the issuance of $135,000 of 11 3/4% First Mortgage Notes (the "Notes") described in Note 5 and from the sale of the Company's preferred and common stock.

         The Castle Harlan Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets and liabilities of the Company based on their respective fair values as of the date of the Castle Harlan Acquisition. No portion of the purchase price of the Company was allocated to intangible assets since the fair value of the tangible assets exceeded the purchase price.

         Prior to January 12, 1996, the Predecessor Company was a wholly owned subsidiary of CBI Industries, Inc. ("CBI"). On January 12, 1996, pursuant to the Merger Agreement dated December 22, 1995, CBI became a wholly owned subsidiary of Praxair.

         As further discussed in Note 3, on April 28, 1999, the Company completed its initial public offering of equity.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

         These consolidated financial statements have been prepared in conformity with generally accepted accounting principles as promulgated in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management is also required to make judgments regarding disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     REVENUE RECOGNITION

         Revenues from terminaling operations are recognized ratably as the services are provided. Revenues and commissions from bunkering services, terminaling-related services and bulk product sales are recognized at the time of delivery of the service or product.

         In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

     FOREIGN CURRENCY TRANSLATION AND EXCHANGE

         The consolidated financial statements include the financial statements of foreign subsidiaries and affiliates translated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation." The assets and liabilities are translated into U.S. dollars at year end exchange rates. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Substantially all of the Company's transactions are denominated in U.S. dollars.

     STOCK-BASED COMPENSATION PLANS

         SFAS No. 123, "Accounting for Stock-Based Compensation," allows for either the adoption of a fair value method for accounting for stock-based compensation plans or for the continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures.

         The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant to employees. SFAS No. 123 does not impact the Company's results of operations, financial position or cash flows.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

     CASH AND CASH EQUIVALENTS

         The Company's excess cash is invested in short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market, and are classified as cash and cash equivalents.

     FINANCIAL INSTRUMENTS

         The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value. The Company's other financial instruments are not significant.

     INVENTORY

         Inventory of oil products is valued at the lower of weighted average cost or estimated market value.

     PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets. Additions to property and equipment, replacements, betterments and major renewals are capitalized. Repair and maintenance expenditures which do not materially increase asset values or extend useful lives are expensed.

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates factors, events and circumstances which include, but are not limited to, its historical and projected operating performance, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining lives of the long-lived assets in measuring their recoverability. The Company measures an asset impairment loss as the amount by which the carrying amount exceeds the fair market value of the asset.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

     OTHER NONCURRENT ASSETS

         Other noncurrent assets primarily consist of deferred financing costs in the amounts of $4,521 and $2,701 as of December 31, 1998 and 1999, respectively. The deferred financing costs related to establishing debt obligations are amortized ratably over the life of the underlying obligation. Debt cost amortization expense was $911 and $767 for the years ended December 31, 1998 and 1999, respectively. Other noncurrent assets as of December 31, 1998 also include an investment in Petroterminal de Panama carried at its cost of $1,000.

     CLASS A COMMON SHARES IN TREASURY

         In December 1999, the Company's Board of Directors authorized the open market purchase of up to one million shares of the Company's Class A common shares. As of December 31, 1999, the Company had acquired 372,300 Class A common shares at an aggregate cost of $2,254 pursuant to this program. The Company accounts for these purchases under the cost method with the aggregate cost recorded as a reduction of stockholders' equity.

     INCOME TAXES

         The Company determines its tax provision and deferred tax balances in compliance with SFAS No. 109, "Accounting for Income Taxes." Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

     EARNINGS PER SHARE

         In connection with its initial public offering of equity discussed in
Note 3 below, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). Earnings per share are computed based upon the "Participating Securities and Two-Class Common Stock" methodology as required by SFAS No. 128. Earnings and losses have been allocated to each class of shares based upon changes in the historical basis liquidation values of the classes of shares during the periods presented as determined in accordance with the Company's articles of incorporation. Under this methodology, all of the earnings and losses prior to the closing of the Company's initial public offering of equity on April 28, 1999 have been allocated to the Class B subordinated shareholders. All of the earnings and losses subsequent to April 28, 1999 have been allocated to the Class A common shareholders.

         Basic earnings (loss) per share is computed by dividing the earnings and losses allocated to each class of common equity by the weighted average number of shares outstanding for each class during the period. Diluted earnings
(loss) per share is computed the same as basic earnings (loss) per share except the denominator is adjusted for the effect of Class A common share and Class B subordinated share equivalents outstanding. For periods prior to April 28, 1999, Class B subordinated share equivalents

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

include, where appropriate, the assumed exercise of previously outstanding stock options and the conversion of the Company's previously outstanding Series B preferred stock.

         All earnings per share amounts presented have been adjusted to give retroactive effect, as of the beginning of each period presented, to the reclassification and issuance of additional Class B subordinated shares and Class C incentive rights that occurred in connection with the initial public offering of equity (see Note 3). The Company's previously outstanding preferred stock with conversion features was antidilutive for all periods presented.

         The following additional information is presented with respect to the Company's earnings per share amounts:

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------------
                                                                             1997            1998             1999
                                                                            -------         -------         -------
EARNINGS PER COMMON SHARE

Earnings and losses allocated to Class A common shares:
   Income before extraordinary charge                                       $    --         $    --         $ 3,410
   Extraordinary charge                                                          --              --           4,743
                                                                            -------         -------         -------
   Net loss to common stockholders                                          $    --         $    --         $(1,333)
                                                                            =======         =======         =======

Weighted average Class A common shares outstanding                               --              --           5,156
Dilutive effect of weighted average Class B subordinated shares
outstanding                                                                      --              --           2,572
                                                                            -------         -------         -------
Diluted common shares outstanding                                                --              --           7,728
                                                                            =======         =======         =======

EARNINGS PER SUBORDINATED SHARE

Earnings and losses allocated to Class B subordinated shares:
   Loss before extraordinary charge                                         $(8,361)        $(1,503)        $(3,803)
   Extraordinary charge                                                          --              --              --
                                                                            -------         -------         -------
   Net loss to common stockholders                                          $(8,361)        $(1,503)        $(3,803)
                                                                            =======         =======         =======
Weighted average Class B subordinated shares outstanding                      3,307           3,305           3,641
Dilutive effect of stock options and preferred stock with conversion
features                                                                         --              --              --
                                                                            -------         -------         -------
Diluted subordinated shares outstanding                                       3,307           3,305           3,641
                                                                            =======         =======         =======

     COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The following types of items are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income and comprehensive income.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

     SEGMENT INFORMATION

         The Company discloses information regarding its segments pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas, and major customers.

     RECLASSIFICATIONS

         Certain reclassifications were made to the 1997 and 1998 financial statements in order to conform to the 1999 presentation.

3.       INITIAL PUBLIC OFFERING OF EQUITY AND RELATED TRANSACTIONS

         On April 28, 1999, the Company completed its initial public equity offering of 7.6 million Class A common shares. The offering price was $20 per share raising gross proceeds of $152,000. The gross proceeds of the offering were used primarily to redeem all of the Company's outstanding Series A, B, C, D, and E preferred stock and pay accrued dividends, pay underwriters' discounts and fees, and pay certain other costs directly associated with the offering. The remaining proceeds were invested and used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34,000 of the Notes for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. During the second quarter of 1999, the acquisition costs and the unamortized deferred financing costs related to the repurchased Notes ($1,062) were recorded as an extraordinary charge. There was no income tax effect associated with this extraordinary charge.

         Immediately prior to the initial public offering of equity, the Company transferred its ownership interest in Petroterminal de Panama, valued at $1,000, to its shareholders as a dividend. In connection with a restructuring effected contemporaneously with the offering, all outstanding stock options were exercised and converted along with all existing common stock into 3.8 million Class B subordinated shares and 38,000 Class C incentive rights.

         During the three months ended March 31, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

         The following unaudited pro forma consolidated results of operations for the years December 31, 1997, 1998 and 1999 were prepared to illustrate the estimated effects of:

         /bullet/ the disposition of Statia Terminals Southwest, Inc. discussed in Note 14,
         /bullet/ the elimination of the Castle Harlan management fee discussed in Note 12, and
         /bullet/ the use of the net proceeds from the initial public offering of equity and the restructuring,

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

                                                Unaudited Selected Pro forma
                                                   Consolidated Results
                                              --------------------------------
                                              For the Years Ended December 31,
                                                1997        1998        1999
                                              ---------   ---------   --------
Revenues                                      $ 140,628   $ 135,149   $168,343
                                              =========   =========   ========
Operating Income                              $  14,480   $  21,985   $ 20,626
                                              =========   =========   ========
Net income available to common stockholders   $   1,740   $   9,729   $  7,873
                                              =========   =========   ========
Diluted earnings per common share             $    0.15   $    0.85   $   0.69
                                              =========   =========   ========
Weighted average common shares outstanding        7,600       7,600      7,593
                                              =========   =========   ========
Diluted common shares outstanding                11,400      11,400     11,393
                                              =========   =========   ========

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of December 31:

                                                                                   Useful
                                                                                   Lives
                                                          1998         1999       In Years
                                                        --------     --------     --------
         Land                                           $  1,291     $  1,291
         Land and improvements                             7,679        6,872      5 - 20
         Buildings and improvements                        3,303        3,446     20 - 40
         Plant machinery and terminals                   156,261      159,822      4 - 40
         Mooring facilities and marine equipment          50,453       51,701      4 - 40
         Field and office equipment                        2,497        4,068      3 - 15
         Spare parts and hoses                             2,908        2,687
         Capital projects in process                       5,395        6,501
                                                        --------     --------

              Total property and equipment, at cost     $229,787     $236,388
              Less accumulated depreciation               19,817       30,357
                                                        --------     --------

              Property and equipment, net               $209,970     $206,031
                                                        ========     ========

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)
5.       DEBT

         The 11 3/4% $135,000, First Mortgage Notes due November 15, 2003 (the "Notes") were issued by subsidiaries of the Company (the "Issuers") on November 27, 1996 in connection with the Castle Harlan Acquisition and pay interest on May 15 and November 15 of each year. The Notes are redeemable, in whole or, in part, at the option of the Issuers at any time on or after November 15, 2000, at the redemption prices listed below (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated. The Company may also forego the redemption process and repurchase Notes in the open market on or after November 15, 2000.

                                        Optional
                       Year         Redemption Price
                       ----         ----------------

                       2000             105.875%
                       2001             102.938%
                       2002             100.000%

         Notwithstanding the foregoing, any time on or prior to November 15, 1999, the Issuers were allowed to redeem or repurchase up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more equity offerings, plus accrued and unpaid interest, if any, to the date of redemption or repurchase, provided that after giving effect to such redemption or repurchase, at least 65% of the aggregate principal amount of the Notes would remain outstanding. As further discussed in Note 3, during May 1999 and in connection with its initial public offering of equity, the Company repurchased in the open market a principal amount of $34,000 of the Notes.

         The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia. The Notes are also subject to certain financial covenants as set forth in the Indenture, the most restrictive of which include, but are not limited to the following: (i) a consolidated fixed charge coverage ratio for the prior four full fiscal quarters of at least 2.0 to 1, which, if met, will permit the Company to make additional borrowings above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness, and (iii) restrictions on certain payments. In addition, the Notes place restrictions on the Company's ability to pay dividends other than distributions from the proceeds of assets held for sale and certain management fees as discussed in
Note 12 below. Except with the occurrence of an event of default, subsidiaries of Statia have no restrictions upon transfers of funds in the form of dividends, loans or cash advances. The Company is in compliance with the financial covenants set forth in the Indenture except that the Company has not met the minimum consolidated fixed charge coverage ratio for certain periods which would have prevented the Company from making additional borrowings above the revolving credit facility discussed below.

         The Company has a revolving credit facility (the "Credit Facility") which allows certain of the Company's subsidiaries to borrow up to $17,500 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of 0.375% per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (9.0% at December 31,

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

1999). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict the Company's subsidiaries from transferring funds to the Company in the form of dividends, loans or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to the Company. The Credit Facility expires on November 27, 2000. At December 31, 1998 and 1999, the Company had approximately $7,982 and $10,603, respectively, available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding balance.

6.       PREFERRED STOCK

         Prior to its initial public offering of equity, the Company had authorized preferred stock of $26,950 divided into 269,500 shares with a par value of $0.10 consisting of the following shares: (i) 20,000 shares of 8% Series A Cumulative Preferred Stock (the "Series A Preferred Stock"); (ii) 10,000 shares of 8% Series B Cumulative Preferred Stock (the "Series B Preferred Stock"); (iii) 10,000 shares of 8% Series C Cumulative Preferred Stock (the "Series C Preferred Stock"); (iv) 20,000 shares of 2% Series D Preferred Stock (the "Series D Preferred Stock"); and (v) 209,500 shares of 2% Series E Preferred Stock (the "Series E Preferred Stock"). Under certain circumstances as discussed below, the dividend rates on the Series A, B and C Preferred Stock would increase from 8% to 14.75%. All such stock was non-voting and had a liquidation preference of one thousand dollars per share. Dividends on the Series D and E Preferred Stock were waived.

         The Series A, B and C Preferred Stock in the aggregate of $40,000 were contributed from Praxair as non-cash equity and contained provisions for redemption beyond the control of the Company. The terms of the Series B Preferred Stock were such that if the Series B shares were not redeemed for cash or exchanged for common equity of the Company prior to November 27, 1998, the dividend rate on the Series A, B and C Preferred Stock would increase from 8% to 14.75% effective November 28, 1998. As the Series B Preferred Stock was not redeemed by the Company prior to November 27, 1998, the dividend rate on the Company's Series A, B and C Preferred Stock increased from 8% to 14.75% effective November 28, 1998, in accordance with the Company's preferred stock agreements and its prior articles of incorporation.

         The Indenture permitted the sale of the Brownsville facility and permitted a restricted payment from Statia to Group equal to the net proceeds from such sale. Such amounts were required to be applied to redeem the Series D Preferred Stock. On July 29, 1998 the Company sold the Brownsville Facility and a restricted payment of $6,150 was made from Statia to Group to redeem a portion of the Series D Preferred Stock.

7.       NOTES RECEIVABLE FROM STOCKHOLDERS

         Notes receivable from stockholders represent nonrecourse loans made by the Company to certain members of management and are secured by pledges of the Company's common stock. The original loans bore interest at 6.49% and were due on the earlier of (i) November 26, 2003, or (ii) sale of the

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

Company's common stock. In April 1999 and in conjunction with our initial public offering of equity, these loans were replaced with new loans aggregating $1,474 and bearing interest at 5.17%. The maturity of the new loans is the earlier of
(1) April 28, 2009 or (2) sale of the pledged stock. These loans have been classified as a reduction to stockholders' equity in the accompanying financial statements.

8.       LEASES

         The Company rents certain facilities and marine equipment under cancelable and noncancelable operating leases. Rental expense on operating leases was $3,763, $3,409 and $3,619 for the years ended December 31, 1997, 1998 and 1999, respectively. Future rental commitments during the years ending 2000 through 2004 are $2,351, $3,225, $3,211, $2,473 and $829, respectively.

9.       INCOME TAXES

         The sources of income (loss) by jurisdiction before the provision for income taxes, preferred stock dividends and extraordinary charge are:

                               For the Years Ended December 31,
                            -----------------------------------------
                               1997           1998          1999
                            -----------------------------------------

             U.S.           $  (1,823)     $    (362)    $      41
             Non-U.S.          (2,562)         3,117         2,603
                            -----------------------------------------
                            $  (4,385)     $   2,755     $   2,644
                            =========================================

         The provision for income taxes consisted of:

                               For the Years Ended December 31,
                            -----------------------------------------
                               1997           1998          1999
                            -----------------------------------------
             Current:
               U.S.         $    (128)     $     -       $     123
               State              (42)           -             -
               Non-U.S.          (610)          (320)         (903)
                            -----------------------------------------
                            $    (780)     $    (320)    $    (780)
                            -----------------------------------------
             Deferred:
               U.S.               -              -             -
                            -----------------------------------------
            Total provision $    (780)     $    (320)    $    (780)
                            =========================================

         The components of the deferred income tax provision relate to book versus tax differences in computing depreciation expense.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

         A reconciliation of income taxes at the U.S. statutory rate of 35% to the Company's provision for income taxes is as follows:

                                                                                For the Years Ended December 31,
                                                                          ------------------------------------------
                                                                              1997           1998          1999
                                                                          ------------------------------------------
Income (loss) before income taxes, preferred stock dividends and
extraordinary charge                                                       $  (4,385)     $   2,755     $   2,644
                                                                          ------------------------------------------

Tax (provision) benefit at U.S. statutory rate                                 1,535           (964)         (925)
State income taxes                                                               (14)          -             -
Non-U.S. tax rate differential and losses without tax benefit                 (2,301)           644           145
                                                                          ------------------------------------------

                                                                           $    (780)     $    (320)    $    (780)
                                                                          ==========================================

         The principal temporary differences included on the balance sheets, as of December 31, are:

                                                   1998          1999
                                               ---------------------------

Net operating loss and ITC carryforwards        $  28,080     $  26,146
Valuation allowance                               (28,080)      (26,146)
                                               ---------------------------
                                                $    -        $    -
                                               ===========================

         The Company's net deferred tax assets primarily relate to Canadian investment tax credits and net operating loss carryforwards. The Company has provided a full valuation allowance against these tax assets, because it is not certain that the deferred tax assets will be utilized in the future.

         The Company's Canadian subsidiaries are subject to a federal large corporation tax based on 0.225% of the subsidiaries' total equity. As of April 1, 1997, Nova Scotia enacted a provincial capital tax based on 0.25% of the subsidiaries' total equity (prorated to 0.1888% for the 1997 calendar year). The Company has benefited from investment tax credit carryforwards and net operating tax losses which expire in various amounts through 2003 and 2005, respectively. The net operating tax loss carryforwards available to offset Canadian taxable income at December 31, 1998 and 1999 were $55,097 and $50,891, respectively. The investment tax credit carryforward available to reduce Canadian income taxes was $7,302 and $7,211 at December 31, 1998 and 1999, respectively.

         On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989 and concluding on December 31, 2000. This agreement requires a subsidiary of the Company to pay a 2% rate on taxable income, as defined, or a minimum payment of 500 Netherlands Antilles guilders ($282). This agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. Currently, the subsidiary is renegotiating a new agreement with the governments of the Netherlands Antilles and St. Eustatius that is expected to be effective retroactively from January 1, 1998, through December 31, 2010, with extension provisions to 2015.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

         Certain of the Company's Netherlands Antilles subsidiaries are not part of the Free Zone and Profit Tax Agreement and, accordingly, pay Netherlands Antilles federal income tax at an effective tax rate of up to 45%. Approximately $67, $28 and $48 of profit tax is included in the Netherlands Antilles tax provision for the years ended December 31, 1997, 1998 and 1999, respectively.

10.      STOCK OPTIONS

         During 1997, the stockholders of the Company approved the 1997 Stock Option Plan (the "1997 Plan") which allowed up to 7,235 shares of $0.10 par value common stock of the Company to be delivered pursuant to incentive stock option award agreements or nonqualified stock option award agreements. The incentive stock option award agreement specified that after two years of employment from the date of grant and after each of the following three years, 25% of the option shares would become exercisable unless a Liquidation Event occurred (as defined in the award agreement) at which time the option would become fully exercisable. The options terminated upon termination of employment, except in the event of death, permanent disability or involuntary termination other than for substantial cause. Each option expired ten years after the date of grant. The 1997 Plan was terminated in April 1999.

         During November 1997, 2,895 shares of common stock were granted to certain employees of the Company pursuant to incentive stock options at an exercise price of $0.10, which equaled the fair market value of the Company's common stock on the grant date. The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted to employees and directors. Accordingly, no compensation costs have been recognized related to the stock options granted in 1997.

         During December 1998, 2,895 shares of common stock were granted to certain employees of the Company pursuant to incentive stock options at an exercise price of $0.10. The Company recorded the required compensation expense under APB 25 on the date of grant representing the difference between the fair value of the options and the exercise price of $0.10 per share amortized over the vesting period of five years. The fair value of such options was determined based on an independent appraisal of the Company's common stock on the date of grant to be $810 per share. The total amount of compensation expense recognized during 1998 and credited to additional paid-in capital related to such options was $39 and is included in cost of services and products sold and administrative expense. During the period from January 1, 1999 to April 28, 1999, $154 related to these options was amortized as compensation expense and credited to additional paid-in capital.

         In connection with the initial public offering of equity discussed in
Note 3, certain previously granted stock options became fully vested, were exercised and became Class B subordinated shares. On April 28, 1999, the remaining unamortized compensation expense associated with these options of $2,152 was recorded as a non-cash special compensation expense and credited to additional paid-in capital.

         During 1998, the Company also granted 400 options to purchase common stock to non-employee directors of the Company. These options vested immediately on the date of grant. The Company recorded $324 of compensation expense under APB No. 25 on the date of grant. This amount represented the difference between the fair value of $810 per share and the exercise price of $0.10 per

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

share. The compensation expense is included in administrative expenses and credited to additional paid-in capital.

         Had compensation cost been recorded for the Company's awards based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net loss to common stockholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      For the Years Ended December 31,
                                                                  ------------------------------------------
                                                                      1997          1998           1999
                                                                  ------------------------------------------
         Net loss to common stockholders:

              As reported                                          $  (8,361)    $  (1,503)     $  (5,136)
                                                                  ==========================================
              Pro forma                                            $  (8,400)    $  (1,960)     $  (6,869)
                                                                  ==========================================
         Basic earnings per share:
              Class A common share as reported and pro forma       $    -        $    -         $   (0.26)
                                                                  ==========================================
              Class B subordinated share as reported               $   (2.53)    $   (0.45)     $   (1.04)
                                                                  ==========================================
              Class B subordinated share pro forma                 $   (2.54)    $   (0.59)     $   (1.52)
                                                                  ==========================================

         Diluted earnings per share:
              Class A common share as reported and pro forma       $    -        $    -         $   (0.17)
                                                                  ==========================================
              Class B subordinated share as reported               $   (2.53)    $   (0.45)     $   (1.04)
                                                                  ==========================================
              Class B subordinated share pro forma                 $   (2.54)    $   (0.59)     $   (1.52)
                                                                  ==========================================

         Under SFAS 123, the value of each option granted was estimated on the date of grant using the Black Scholes model with the following assumptions:
Risk-free interest rate - 6.3%, dividend yield - 0%, and expected life of the option - 10 years.

         In April 1999 and in conjunction with the initial public offering of equity, the shareholders of the Company approved the 1999 Share Option Plan (the "1999 Plan"). The 1999 Plan is intended to further the Company's success by increasing the proprietary interest of its key employees, directors and consultants and to enhance its ability to attract and retain employees, directors and consultants of outstanding ability. Under the 1999 Plan, the Company may deliver up to 1,140,000 Class A common shares, subject to adjustment under certain conditions. Any such options must have an exercise price at least equal to the fair market value of the Company's Class A common shares on the date of grant and must be exercisable within ten years of the grant date. As of December 31, 1999, no options had been granted pursuant to the 1999 Plan.

11.      COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         In connection with the Castle Harlan Acquisition, studies were undertaken by and for Praxair to identify potential environmental, health and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper, Nova Scotia, Canada facility. Praxair has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair has paid approximately $3,906 during the period from November 27, 1996 to December 31, 1999 related to such

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

costs. Based on investigations conducted and information available to date, the potential cost of additional remediation and compliance is estimated at $13,000, substantially all of which the Company believes is the responsibility of Praxair per the Castle Harlan Acquisition agreement. The Company believes that environmental, health and safety costs will not have a material adverse effect on the Company's financial position, cash flows or results of operations, subject to reimbursements from Praxair.

         The Company has also identified certain other environmental, health and safety costs not covered by the agreement with Praxair for which $1,500 were accrued in 1996 in conjunction with the Castle Harlan Acquisition. Through December 31, 1999, $42 of this amount had been expended. Management periodically reviews the adequacy of this accrual and during 1999 determined $250 originally provided for environmental contingencies at the Company's St. Eustatius facility were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of services and products sold.

     LITIGATION

         The Company is involved in various claims and litigation arising in the normal course of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)


     ACCRUED EXPENSES

      A summary of accrued expenses consists of the following as of December 31:

                                                    1998           1999

                Personnel and related costs      $   2,835      $   2,061
                Professional fees                    1,175            928
                Environmental expenses               1,490          1,208
                Accrued taxes                        1,412          1,493
                Other                                1,594          1,394
                                                 ---------     ----------

                                                 $   8,506      $   7,084
                                                 =========      =========

12.      CASTLE HARLAN MANAGEMENT FEE

         In November 1996, the Company entered into a ten-year management agreement with Castle Harlan, Inc., to pay an annual management fee of $1,350, plus out-of-pocket expenses, for advisory services. This management fee agreement was amended and restated at the closing of our initial public offering of equity to eliminate the $1,350 management fee, but continues to provide for reimbursement of ordinary and necessary expenses and a continuing indemnity for the period up to the termination date of November 27, 2006 and any extension thereto. In April 1999, the remaining prepaid management fee balance of $778 was charged to additional paid-in capital.

13.      SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products and geographic location. The Company's primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response and other terminal services) and product sales.

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, interest income, income taxes, depreciation, amortization, and certain non-recurring income and expenses ("Adjusted EBITDA") and earnings before interest expense, interest income, income taxes and certain non-recurring income and expenses ("Adjusted EBIT").

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:

                                            For the Years Ended December 31,
                                           ----------------------------------
                                             1997          1998        1999
                                           ----------------------------------
REVENUES:
   Terminaling services                    $ 53,165     $ 66,625     $ 61,665
   Product sales                             89,334       70,137      106,678
                                           ----------------------------------
     Total                                 $142,499     $136,762     $168,343
                                           ==================================

ADJUSTED EBITDA:
   Terminaling services                    $ 19,790     $ 29,603     $ 28,512
   Product sales                              2,699        2,965        5,066
                                           ----------------------------------
     Total                                 $ 22,489     $ 32,568     $ 33,578
                                           ==================================

DEPRECIATION AND AMORTIZATION EXPENSE:
   Terminaling services                    $ 10,093     $ 10,923     $ 10,995
   Product sales                                818          498          572
                                           ----------------------------------
     Total                                 $ 10,911     $ 11,421     $ 11,567
                                           ==================================
ADJUSTED EBIT:
   Terminaling services                    $  9,697     $ 18,680     $ 17,517
   Product sales                              1,881        2,467        4,494
                                           ----------------------------------
     Total                                 $ 11,578     $ 21,147     $ 22,011
                                           ==================================

CAPITAL EXPENDITURES:
   Terminaling services                    $  4,735     $  8,274     $  7,572
   Product sales                                 58        1,212          161
   Other unallocated                            551        1,228          860
                                           ----------------------------------
     Total                                 $  5,344     $ 10,714     $  8,593
                                           ==================================


                                                            December 31,
                                                      --------------------------
                                                         1998           1999
                                                      -----------    -----------
ASSETS:

Terminaling services                                  $   208,642    $   203,781
Product sales                                              12,058         16,618
Unallocated assets                                         24,910         15,898
                                                      -----------    -----------
   Total assets                                       $   245,610    $   236,297
                                                      ===========    ===========

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes, preferred stock dividends and extraordinary charge is as follows:

                                                                      For the Years Ended December 31,
                                                                  -----------------------------------------
                                                                      1997          1998          1999
                                                                  -----------------------------------------
Adjusted EBIT                                                      $  11,578     $  21,147     $  22,011
Interest expense excluding debt cost amortization expense            (15,963)      (15,940)      (13,518)
Special compensation expense                                            -             -           (4,099)
Hurricane charges                                                       -             (800)       (1,750)
Loss on sale of Statia Terminals Southwest, Inc.                        -           (1,652)         -
                                                                  -----------------------------------------
   Income (loss) before provision for income taxes,
   preferred stock dividends and extraordinary charge              $  (4,385)    $   2,755     $   2,644
                                                                  =========================================

         The following information is provided with respect to the geographic operations of the Company:

                                                                 For the Years Ended December 31.
                                                             ------------------------------------------
                                                                 1997           1998          1999
                                                             ------------------------------------------
REVENUES:

   Caribbean                                                  $  122,042    $  114,091     $  149,852
   Canada                                                         18,586        21,058         18,491
   United States                                                   1,871         1,613          -
                                                             ------------------------------------------
     Total revenues                                           $  142,499    $  136,762     $  168,343
                                                             ==========================================

                                                                                  December 31,
                                                                               1998           1999
                                                                           -------------- -------------
LONG-TERM ASSETS:
----------------
   Caribbean                                                                $  183,872     $  176,895
   Canada                                                                       29,170         29,522
   United States                                                                 1,672          2,599
   Panama                                                                        1,000          -
                                                                           -------------- -------------
                                                                            $  215,714     $  209,016
                                                                           ============== =============


         SIGNIFICANT CUSTOMERS

         The Company presently has long-term storage and throughput contracts with Bolanter Corporation N.V. (an affiliate of Saudi Aramco) and a subsidiary of Tosco Corporation which expire in 2003 and 2004, respectively. The Company also derives revenues from affiliates of Bolanter and Tosco as an indirect result of these storage and throughput agreements. The Company derives revenues from parties unaffiliated with either Saudi Aramco or Tosco, because of the movement of Saudi Aramco and Tosco products through the Company's terminals. Additionally, the Company sells bunker fuels to an affiliate of Saudi Aramco at its St. Eustatius facility.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

         The following table sets forth such revenues as a percentage of our total revenue.

                                                                         For the Years Ended December 31,
                                                                       ------------------------------------
                                                                          1997        1998        1999
                                                                       ------------------------------------
SAUDI ARAMCO RELATED REVENUES:
   Storage and throughput contract and related indirect revenues           7.0%        7.4%         6.1%
   Unaffiliated third parties                                              6.4%        7.7%         6.4%
   Bunker sales                                                            2.1%        1.5%         2.3%
                                                                       ------------------------------------
     Total                                                                15.5%       16.6%        14.8%
                                                                       ====================================

TOSCO RELATED REVENUES:
   Storage and throughput contract and related indirect revenues           6.9%        7.1%         5.1%
   Unaffiliated third parties                                              3.9%        1.9%         0.9%
   Bunker sales                                                            0.1%        0.0%         0.0%
                                                                       ------------------------------------
     Total                                                                10.9%        9.0%         6.0%
                                                                       ====================================

         Although the Company has long-standing relationships and long-term contracts with these customers, if such long-term contracts were not renewed or replaced at the end of their terms, or if the Company otherwise lost any significant portion of its revenues from these two customers, such non-renewal/replacement or loss could have a material adverse effect on the Company's business, financial condition and ability to pay distributions. The Company also has long-term contracts with other key customers, and there can be no assurance that these contracts will be renewed at the end of their terms or that the Company will be able to enter into other long-term contracts on terms favorable to it, or at all.

         No other customer accounted for more than 10% of the Company's total revenues in 1997, 1998 or 1999.

14.      LOSS ON SALE OF STATIA TERMINALS SOUTHWEST, INC.

         On July 29, 1998, the Company sold Statia Terminals Southwest, Inc. ("Southwest") for $6,500 in cash resulting in net proceeds of approximately $6,150. The Company retained certain of the pre-closing assets and liabilities of Southwest consisting primarily of accounts receivable and accrued expenses and agreed to indemnify the purchaser for certain contingent legal and environmental matters up to a maximum of $500 through July 29, 1999. The indemnification period lapsed with no liability to the Company. The net book value of the assets and liabilities sold on July 29, 1998, was $7,802. The loss on the sale of Southwest of $1,652 is included in gain (loss) on sale of property and equipment since substantially all of the value of Southwest was originally recorded in this account when the Company was acquired.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

15.      HURRICANE CHARGES

         As a result of damages sustained to the Company's St. Eustatius facility from Hurricane Lenny in late November 1999, the Company incurred a one-time, non-cash charge of $1,500 to partially reduce the carrying value of its shoreline protection system and a one-time cash charge of $250 to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with certain other civil work, is expected to be replaced during the first half of 2000.

         During September 1998, Hurricane Georges damaged components of the Company's St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, the Company recorded a charge of $800 representing an insurance deductible of $500 related to the hurricane damage and certain other costs resulting from the hurricane which will not be recovered through the Company's insurance policies.

16.      VALUATION AND QUALIFYING ACCOUNTS

         The table below summarizes the activity in the valuation account, allowance for possible uncollectible accounts receivable and the deferred tax asset valuation allowance for the periods indicated.

                                                Balance,  Charges     Deductions,  Balance,
                                                Beginning    to       Write-offs,  End of
                                                Of Period Expense        Net       Period
                                                -------   ---------   --------    --------
Trade Accounts Receivable Valuation Account:
   For the year ended December 31, 1997         $   769    $    11    $    50     $   830
   For the year ended December 31, 1998             830         72       (117)        785
   For the year ended December 31, 1999             785         20         (1)        804

Deferred Tax Asset Valuation Allowance:
   For the year ended December 31, 1997          31,548         --     (1,866)     29,682
   For the year ended December 31, 1998          29,682        371     (1,973)     28,080
   For the year ended December 31, 1999          28,080         --     (1,934)     26,146

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

17.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following is a summary of the unaudited quarterly results of operations for 1998 and 1999:

                                                                              QUARTERS ENDED                         TOTAL
                                                     ---------------------------------------------------------   ------------
                                                        MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                      -----------    ----------     ----------    -----------
                          1998
Total revenues                                          $ 30,364       $ 36,472       $ 32,699      $ 37,227      $   136,762
Gross profit                                               5,244          7,660          8,779         9,191           30,874
Net income (loss) available to common stockholders        (2,233)        (3,776)           685         3,821           (1,503)
BASIC EARNINGS PER SUBORDINATED SHARE:                  $  (0.68)      $  (1.14)      $   0.21      $   1.16      $     (0.45)
DILUTED EARNINGS PER SUBORDINATED SHARE:                $  (0.68)      $  (1.14)      $   0.19      $   1.08      $     (0.45)

                          1999

Total revenues                                          $ 37,415       $ 42,267       $ 43,310      $ 45,351      $   168,343
Gross profit                                               8,815          8,468          6,382         7,013           30,678
Income (loss) before extraordinary charge                 (1,655)           237            999            26             (393)
Net income (loss) available to common stockholders        (1,655)        (4,506)           999            26           (5,136)
BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary charge                      $     --       $   0.45       $   0.13      $   0.01      $      0.66
Net income (loss) available to common stockholders      $     --       $  (0.44)      $   0.13      $   0.01      $     (0.26)
DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary charge                      $     --       $   0.30       $   0.09      $     --      $      0.44
Net income (loss) available to common stockholders      $     --       $  (0.29)      $   0.09      $     --      $     (0.17)
BASIC AND DILUTED EARNINGS PER SUBORDINATED SHARE:
Loss before extraordinary charge                        $  (0.50)      $  (0.59)      $    --       $     --      $     (1.04)
Net loss to common stockholders                         $  (0.50)      $  (0.59)      $    --       $     --      $     (1.04)

         Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1998 and 1999 does not equal the total computed for the year. In accordance with SFAS No. 128, all earnings per share amounts presented have been adjusted to give retroactive effect, as of the beginning of each period presented, to the reclassification and issuance of additional Class B subordinated shares and Class C incentive rights that occurred in connection with the initial public offering of equity (see Note 3).

         During the second quarter of 1998, the Company recorded a non-cash charge of $4,000 related to the sale of Southwest, of which $2,348 was adjusted during the fourth quarter of 1998.

         The Company's initial public offering of equity and related transactions have affected the comparability of individual quarters. See Note 3.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                   (CONTINUED)

18.      SUBSEQUENT EVENT

         On January 19, 2000, the Company's board of directors declared a distribution of $0.15 per share on the Class A common shares, payable on February 14, 2000, for the benefit of shareholders of record at the close of business on January 31, 2000. Pursuant to the Company's articles of incorporation, the $0.30 per share difference between the declared distribution and the target quarterly distribution of $0.45 per share represents an arrearage which must be paid from future available cash. No distribution was declared on the Class B subordinated shares.

                           STATIA TERMINALS GROUP N.V.

                        EXPLANATORY STATEMENT AND REPORT
                         ON THE BUSINESS OF THE COMPANY

To the Annual General Meeting of Shareholders:

         Attached hereto and incorporated herein are pages F-1 through F-27, which include, as required by Netherlands Antilles law, as pages F-2 through F-4, the balance sheet and profit and loss account (the "Annual Accounts") of Statia Terminals Group N.V. (the "Company") for the period January 1, 1999, through December 31, 1999. The movable and immovable assets of the Company have been evaluated in accordance with U.S. generally accepted accounting principles.

         For the period ending December 31, 1999, the Company had a net loss of U.S. $5,136,000, as more fully explained in the attached Annual Accounts.

         This statement may be executed in one or more counterparts and shall become effective when all Directors of the Company have signed a counterpart hereof.

                                              /s/ JOHN K. CASTLE
                                              ------------------------------
                                              John K. Castle

                                              /s/ DAVID B. PITTAWAY
                                              ------------------------------
                                              David B. Pittaway

                                              /s/ JUSTIN B. WENDER
                                              ------------------------------
                                              Justin B. Wender

                                              /s/ JAMES G. CAMERON
                                              ------------------------------
                                              James G. Cameron

                                              /s/ FRANCIS JUNGERS
                                              ------------------------------
                                              Francis Jungers

                                              /s/ ADMIRAL JAMES L. HOLLOWAY III
                                              ------------------------------
                                              Admiral James L. Holloway III

                                              /s/ JONATHAN R. SPICEHANDLER, M.D.
                                              ------------------------------
                                              Jonathan R. Spicehandler, M.D.

                                              /s/ ERNEST VOGES
                                              ------------------------------
                                              Ernest Voges

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Statia Terminals Group N.V.


                                  By:   /s/ JAMES G. CAMERON
                                        ----------------------------------------
                                        James G. Cameron
                                        Director
                                        March 17, 2000


                                  By:   /s/ JAMES F. BRENNER
                                        ----------------------------------------
                                        James F. Brenner
                                        Vice President and Treasurer
                                        March 17, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By:   /s/ JOHN K. CASTLE
                                        ----------------------------------------
                                        John K. Castle
                                        Director
                                        March 17, 2000

                                  By:   /s/ DAVID B. PITTAWAY
                                        ----------------------------------------
                                        David B. Pittaway
                                        Director
                                        March 17, 2000

                                  By:   /s/ JUSTIN B. WENDER
                                        ----------------------------------------
                                        Justin B. Wender
                                        Director
                                        March 17, 2000

                                  By:   /s/ JAMES G. CAMERON
                                        ----------------------------------------
                                        James G. Cameron
                                        Director
                                        (As Principal Executive Officer)
                                        March 17, 2000

                                  By:   /s/ FRANCIS JUNGERS
                                        ----------------------------------------
                                        Francis Jungers
                                        Director
                                        March 17, 2000

                                  By:   /s/ JAMES L. HOLLOWAY III
                                        ----------------------------------------
                                        James L. Holloway III
                                        Director
                                        March 17, 2000

                                  By:   /s/ JONATHAN R. SPICEHANDLER, M.D.
                                        ----------------------------------------
                                        Jonathan R. Spicehandler, M.D.
                                        Director
                                        March 17, 2000

                                  By:   /s/ ERNEST VOGES
                                        ----------------------------------------
                                        Ernest Voges
                                        Director
                                        March 17, 2000

                                  By:   /s/ JAMES F. BRENNER
                                        ----------------------------------------
                                        James F. Brenner
                                        Vice President and Treasurer
                                        (As Principal Financial Officer and
                                        Principal Accounting Officer)
                                        March 17, 2000

                                 EXHIBITS INDEX

    EXHIBIT
    NUMBER                                        DESCRIPTION
    -------                                       -----------
3.1*********             Articles of incorporation Statia Terminals Group N.V.

4.1** Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., Statia Terminals Canada, Incorporated, as Issuers, and Statia Terminals Corporation N.V., Statia Terminals Delaware, Inc., Statia Terminals, Inc., Statia Terminals N.V., Statia Delaware Holdco II, Inc., Saba Trustcompany N.V., Bicen Development Corporation N.V., Statia Terminals Southwest, Inc., W.P. Company, Inc., Seven Seas Steamship Company, Inc., Seven Seas Steamship Company (Sint Eustatius) N.V., Point Tupper Marine Services Limited, Statia Laboratory Services N.V., Statia Tugs N.V. (collectively, the "Subsidiary Guarantors") and Marine Midland Bank.

4.1a******               First Amendment, dated as of August 14, 1997, to the
                         Indenture, dated as of November 27, 1996, among Statia
                         Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland Bank.

4.1b**** Second Amendment, dated as of February 25, 1998, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland Bank.

4.1c* Third Amendment, dated as of July 29, 1998, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland Bank.

4.1d*******              Fourth Amendment of Indenture and Consent Under
                         Securities Pledge Agreement, dated April 26, 1999.

4.2** Form of Guarantee of shares issued pursuant to the Indenture (included in Exhibit 4.1 hereto).

4.3********              Guarantee issued pursuant to the Indenture, dated as of
                         June 28, 1999, made by Statia Terminals Antilles N.V.

4.4** Share Pledge Agreement, dated as of November 27, 1996, by and between Statia Terminals International N.V. and Marine Midland Bank.

4.5* Amendment, dated as of December 18, 1998, by and among Statia Terminals Delaware N.V., Marine Midland Bank and Statia Terminals Delaware Inc. to Share Pledge Agreement, dated as of November 27, 1996 by and between Statia Terminals International N.V. and Marine Midland Bank.

4.6** Share Pledge Agreement, dated as of November 27, 1996, by and between Statia Terminals N.V. and Marine Midland Bank.

4.7** Share Pledge Agreement, dated as of November 27, 1996, by and between Statia Terminals Corporation N.V. and Marine Midland Bank.

4.8** Share Pledge Agreement, dated as of November 27, 1996, by and between Seven Seas Steamship Company, Inc. and Marine Midland Bank.

4.9********              Share Pledge Agreement, dated as of June 28, 1999, by
                         and among Statia

                         Terminals Antilles N.V., Statia Terminals Delaware, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank).

4.10********             Amendment to Share Pledge Agreement, dated as of June
                         28, 1999, by and between Statia Terminals International
                         N.V. and HSBC Bank USA (formerly known as Marine
                         Midland Bank).

4.11** Fiduciary Transfer of Tangible Assets Agreement, dated as of November 27, 1996, by and between Statia Terminals N.V., Saba Trustcompany N.V., Bicen Development Corporation N.V., Statia Laboratory Services N.V., Statia Tugs N.V., Seven Seas Steamship Company (Sint Eustatius) N.V. and Marine Midland Bank.

4.12** Fiduciary Assignment of Intangible Assets Agreement, dated as of November 27, 1996, by and between Statia Terminals International N.V., Statia Terminals Corporation N.V., Statia Terminals N.V., Saba Trustcompany N.V., Bicen Development Corporation N.V., Statia Laboratory Services N.V., Seven Seas Steamship Company (Sint Eustatius) N.V., Statia Tugs N.V. and Marine Midland Bank.

4.13** Deed of Mortgage, dated as of November 27, 1996, by and among Statia Terminals N.V., Statia Laboratory Services N.V., Saba Trustcompany N.V. and Bicen Development Corporation N.V. as mortgagors and Marine Midland Bank as mortgagee.

4.14** Fixed and Floating Charge Debenture, made as of November 27, 1996, between Statia Terminals Canada, Incorporated and Marine Midland Bank.

4.15** Debenture Delivery Agreement, dated as of November 27, 1996, between Statia Terminals Canada, Incorporated and Marine Midland Bank.

4.16** Shares Pledge Agreement, made as of November 27, 1996, between Statia Terminals Canada, Incorporated and Marine Midland Bank.

4.17** Shares Pledge Agreement, dated as of November 27, 1996, between Statia Terminals Corporation N.V. and Marine Midland Bank.

4.18** Debt Allocation Agreement, dated as of November 27, 1996, between Statia Terminals International N.V. and Statia Terminals Canada, Incorporated.

4.19** United States Shares Pledge and Security Agreement, dated as of November 27, 1996, by and among Statia Terminals International N.V., Statia Delaware Holdco II, Statia Terminals Delaware, Inc., Statia Terminals, Inc., W.P. Company, Inc. and Marine Midland Bank.

4.20* Form of Registration Rights Agreement between Statia Terminals Group N.V. and Statia Terminals Holdings N.V.

10.1** Storage and Throughput Agreement, dated as of May 6, 1993 ("Storage and Throughput Agreement").

10.2**                   Marine Fuel Agreement, dated as of May 6, 1993 ("Marine
                         Fuel Agreement").

10.3** Amendment, dated as of January 1, 1996 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement.

10.3a* Amendment, dated as of December 27, 1996 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement for the year ended December 31, 1997.

10.3b* Amendment, dated as of December 28, 1997 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement for the year ended December 31, 1998.

10.3c* Amendment, dated February 26, 1999 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement for the years ended December 31, 2000.

10.4**                   Storage and Throughput Agreement, dated as of August
                         20, 1993.

10.4a/dagger/            Amendment, dated as of October 1999 to the Storage
                         and Throughput Agreement (for electronic filing only).

10.5**                   Storage and Throughput Agreement, dated as of August 1,
                         1994.

10.5a*****               Amendment, dated as of March 23, 1999 to the Storage
                         and Throughput Agreement.

10.6*******              Amended and restated Employment Agreement, effective
                         April 28, 1999, between Statia Terminals Group N.V.,
                         Statia Terminals, Inc. and James G. Cameron.

10.7*******              Amended and restated Employment Agreement, effective
                         April 28, 1999, between Statia Terminals Group N.V.,
                         Statia Terminals, Inc. and Thomas M. Thompson, Jr.

10.8*******              Amended and restated Employment Agreement, effective
                         April 28, 1999, between Statia Terminals Group N.V.,
                         Statia Terminals, Inc. and Robert R. Russo.

10.9*******              Amended and restated Employment Agreement, effective
                         April 28, 1999, between Statia Terminals Group N.V.,
                         Statia Terminals, Inc. and John D. Franklin.

10.10*******             Amended and restated Employment Agreement, effective
                         April 28, 1999, between Statia Terminals Group N.V.,
                         Statia Terminals, Inc. and James F. Brenner.

10.11*******             Amended and restated Employment Agreement, effective
                         April 28, 1999, between Statia Terminals Group N.V.,
                         Statia Terminals, Inc. and Jack R. Pine.

10.12** Loan and Share Agreement, dated as of November 27, 1996 between Congress Financial Corporation (Florida) and Statia Terminals N.V.

10.13** Loan Agreement, dated as of November 27, 1996, by and among Congress Financial Corporation (Canada), Statia Terminals Canada, Incorporated and Point Tupper Marine Services Limited.

10.14****                1997 Stock Option Plan with Award Agreements.

10.15*                   Form of 1999 Share Option Plan.

21.1 Subsidiaries of the Registrant (for electronic filing only).

27.1                     Financial Data Schedules (for electronic filing only).

* Incorporated by reference to our Registration Statement on Form S-1, dated February 12, 1999, and amendments thereto filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333-72317), which became effective on April 26, 1999.

**        Incorporated by reference to the Registration Statement of Statia
Terminals International N.V. and Statia Terminals Canada, Incorporated on Form S-4, dated December 20, 1996, and amendments thereto filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333-18455), which became effective on February 14, 1997.

***       Incorporated by reference to the December 31, 1996 Form 10-K of Statia
Terminals International N.V. and Statia Terminals Canada, Incorporated, dated May 13, 1997.

****      Incorporated by reference to the December 31, 1997 Form 10-K of Statia
Terminals International N.V. and Statia Terminals Canada, Incorporated, dated March 31, 1998.

*****     Incorporated by reference to the December 31, 1998 10-K of Statia
Terminals International N.V. and Statia Terminals Canada, Incorporated, dated March 31, 1999.

******    Incorporated by reference to the September 30, 1997 Form 10-Q of
Statia Terminals International N.V. and Statia Terminals Canada, Incorporated, dated November 14, 1997.

*******   Incorporated by reference to our March 31, 1999 Form 10-Q, dated May
13, 1999.

******** Incorporated by reference to our June 30, 1999 Form 10-Q, dated August 12, 1999.

********* Incorporated by reference to our September 30, 1999 Form 10-Q, dated November 15, 1999.

/dagger/ Portions omitted pursuant to a request for confidential treatment filed separately with the SEC.