Form 10-Q
period 2000-03-31
STATIA TERMINALS GROUP NV
filed 2000-05-15
CIK 1078029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

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


                              C/O COVENANT MANAGERS
                                L.B. SMITHPLEIN 3
                          CURACAO, NETHERLANDS ANTILLES
                              (011) (599-9) 4623700

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 11, 2000, 6,884,000 Class A common shares of the registrant were outstanding.

                           STATIA TERMINALS GROUP N.V.

                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2000

                                TABLE OF CONTENTS


                                                                                             Page No.
                                                                                             --------

                                     PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Condensed Balance Sheets                                                1
             Consolidated Condensed Statements of Income (Loss)                                   2
             Consolidated Condensed Statements of Cash Flows                                      3
             Notes to Consolidated Condensed Financial Statements                                 4
Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              17

                                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       18
Item 2.  Changes in Securities and Use of Proceeds                                               18
Item 3.  Defaults Upon Senior Securities                                                         18
Item 4.  Submission of Matters to a Vote of Security Holders                                     18
Item 5.  Other Information                                                                       18
Item 6.  Exhibits and Reports on Form 8-K                                                        18


         THIS QUARTERLY REPORT ON FORM 10-Q (THIS "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, AND 3 OF PART I HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND OTHER PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, AND OTHER MATTERS INCLUDED IN THIS REPORT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             December 31,      March 31,
                                                                1999             2000
                                                             ------------      ----------
                                                                               (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $   5,658         $   4,930
   Accounts receivable-
     Trade, net                                                 12,957            13,232
     Other                                                       3,704             4,115
   Inventory, net                                                3,239             2,823
   Prepaid expenses                                              1,723             1,055
                                                             ---------         ---------

           Total current assets                                 27,281            26,155

PROPERTY AND EQUIPMENT, net                                    206,031           205,256

OTHER NONCURRENT ASSETS, net                                     2,985             2,778
                                                             ---------         ---------

           Total assets                                      $ 236,297         $ 234,189
                                                             =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $  14,086         $  14,375
   Accrued interest payable                                      1,516             4,483
   Other accrued expenses                                        7,084             6,338
                                                             ---------         ---------

           Total current liabilities                            22,686            25,196

DISTRIBUTIONS PAYABLE                                            2,913             2,913
LONG-TERM DEBT- 11-3/4% FIRST MORTGAGE NOTES                   101,000           101,000
                                                             ---------         ---------

           Total liabilities                                   126,599           129,109

SHAREHOLDERS' EQUITY:
   Class A common shares                                            76                76
   Class B subordinated shares                                      38                38
   Class C incentive shares                                         --                --
   Additional paid-in capital                                  129,834           128,757
   Notes receivable from shareholders                           (1,474)           (1,474)
   Accumulated deficit                                         (16,522)          (18,060)
   Class A common shares in treasury                            (2,254)           (4,257)
                                                             ---------         ---------
           Total shareholders' equity                          109,698           105,080
                                                             ---------         ---------

           Total liabilities and shareholders' equity        $ 236,297         $ 234,189
                                                             =========         =========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                               For the Three Months Ended
                                                                        March 31,
                                                               -------------------------
                                                                 1999            2000
                                                               --------         --------
REVENUES                                                       $ 37,415         $ 42,305

COSTS OF SERVICES AND PRODUCTS SOLD                              28,600           38,232
                                                               --------         --------

         Gross profit                                             8,815            4,073

ADMINISTRATIVE EXPENSES                                           2,535            2,260

SPECIAL COMPENSATION EXPENSE                                      1,947               --
                                                               --------         --------

         Operating income                                         4,333            1,813

INTEREST EXPENSE                                                  4,202            3,168

INTEREST INCOME                                                     189               81
                                                               --------         --------

         Income (loss) before provision for income
           taxes and preferred stock dividends                      320           (1,274)

PROVISION FOR INCOME TAXES                                          254              264
                                                               --------         --------

         Income (loss) before preferred stock dividends              66           (1,538)

 PREFERRED STOCK DIVIDENDS                                        1,721               --
                                                               --------         --------

          Net loss to common stockholders                      $ (1,655)        $ (1,538)
                                                               ========         ========



BASIC AND DILUTED LOSS PER CLASS A COMMON SHARE:               $     --         $  (0.22)
                                                               ========         ========

BASIC AND DILUTED LOSS PER CLASS B SUBORDINATED SHARE:         $  (0.50)        $     --
                                                               ========         ========






        The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                         For the Three Months Ended
                                                                                 March 31,
                                                                         -------------------------
                                                                           1999             2000
                                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss to common stockholders                                      $ (1,655)        $ (1,538)
    Adjustments to reconcile net loss to common stockholders
       to net cash provided by operating activities:
        Depreciation, amortization and non-cash charges                     3,106            3,704
        Preferred stock dividends accrued                                   1,721               --
        Increase in accounts receivable-trade                              (1,335)            (275)
        (Increase) decrease in other receivables                              717             (411)
        Decrease in inventory                                               3,079              416
        (Increase) decrease in prepaid expenses                              (228)             668
        (Increase) decrease in other non-current assets                       (44)              37
        Increase (decrease) in accounts payable                              (408)             289
        Increase in accrued expenses                                        4,019            2,042
                                                                         --------         --------

            Net cash provided by operating activities                       8,972            4,932
                                                                         --------         --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
        Purchases of property and equipment                                (2,008)          (2,759)
        Proceeds from sale of property and equipment                           15               --
                                                                         --------         --------

            Net cash used in investing activities                          (1,993)          (2,759)
                                                                         --------         --------

CASH FLOWS USED IN FINANCING ACTIVITIES:
        Purchase of Class A common shares as treasury stock                    --           (1,824)
        Payment of Class A common share distribution                           --           (1,077)
        Payment of initial public offering of equity direct costs            (566)              --
                                                                         --------         --------

            Net cash used in financing activities                            (566)          (2,901)
                                                                         --------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            6,413             (728)

CASH AND CASH EQUIVALENTS, beginning of period                             14,061            5,658
                                                                         --------         --------

CASH AND CASH EQUIVALENTS, end of period                                 $ 20,474         $  4,930
                                                                         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes                                           $    188         $     94
                                                                         ========         ========
    Cash paid for interest                                               $     18         $     31
                                                                         ========         ========





        The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals Group N.V. ("Group") and Subsidiaries (together with Group, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 1999, and 2000. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain reclassifications were made to the 1999 financial statements and notes thereto in order to conform to the 2000 presentation. Additionally, the Company's initial public offering of equity, which closed on April 28, 1999, impacted the Company's results of operations and financial condition, and affects comparability across periods. These financial statements should be read in conjunction with the Form 10-K.

         For all periods presented herein, there were no differences between net income and comprehensive income.

2.  SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products and geographic location. The Company's primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response and other terminal services) and product sales (such as sales of bunker fuels to ships and other bulk petroleum product sales).

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, interest income, income taxes, depreciation, amortization, and certain non-recurring income and expenses ("Adjusted EBITDA") and earnings before interest expense, interest income, income taxes, and certain non-recurring income and expenses ("Adjusted EBIT").

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


2.  SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:

                                      For the Three Months Ended
                                               March 31,
                                       -------------------------
                                         1999            2000
                                       -------          -------

REVENUES:
    Terminaling services               $16,628          $12,430
    Product sales                       20,787           29,875
                                       =======          =======
        Total                          $37,415          $42,305
                                       =======          =======

ADJUSTED EBITDA:
    Terminaling services               $ 8,126          $ 4,020
    Product sales                        1,072            1,408
                                       =======          =======
        Total                          $ 9,198          $ 5,428
                                       =======          =======

DEPRECIATION AND AMORTIZATION
    EXPENSE:
    Terminaling services               $ 2,586          $ 3,385
    Product sales                          370              319
                                       =======          =======
        Total                          $ 2,956          $ 3,704
                                       =======          =======

ADJUSTED EBIT:
    Terminaling services               $ 5,540          $   635
    Product sales                          702            1,089
                                       =======          =======
        Total                          $ 6,242          $ 1,724
                                       =======          =======


         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes and preferred stock dividends is as follows:

                                                  For the Three Months Ended
                                                          March 31,
                                                   -------------------------
                                                    1999              2000
                                                   -------           -------

Adjusted EBIT                                      $ 6,242           $ 1,724
Special compensation expense                        (1,947)               --
Interest expense excluding debt
    amortization expense                            (3,975)           (2,998)
                                                   -------           -------

Income (loss) before provision for income
    taxes and preferred stock dividends            $   320           $(1,274)
                                                   =======           =======

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


3.       EARNINGS PER SHARE

         In connection with its initial public offering of equity discussed below, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). Earnings per share are computed based upon the "Participating Securities and Two-Class Common Stock" methodology as required by SFAS No. 128. Earnings and losses have been allocated to each class of shares based upon changes in the historical basis liquidation values of the classes of shares during the periods presented as determined in accordance with the Company's articles of incorporation. Under this methodology, all of the earnings and losses prior to the closing of the Company's initial public offering of equity on April 28, 1999, have been allocated to the Class B subordinated shares. All of the earnings and losses subsequent to April 28, 1999, have been allocated to the Class A common shares.

         Basic earnings (loss) per share is computed by dividing the earnings and losses allocated to each class of equity by the weighted average number of shares outstanding for each class during the period. Diluted earnings (loss) per share is computed the same as basic earnings (loss) per share except the denominator is adjusted for the effect of Class A common share and Class B subordinated share equivalents outstanding. For periods prior to April 28, 1999, Class B subordinated share equivalents include, where appropriate, the assumed exercise of previously outstanding stock options and the conversion of the Company's previously outstanding Series B preferred stock.

         All 1999 earnings per share amounts presented have been adjusted to give retroactive effect, as of the beginning of 1999, to the reclassification and issuance of additional Class B subordinated shares and Class C incentive shares that occurred in connection with the initial public offering of equity. The Company's previously outstanding preferred stock with conversion features was antidilutive for all 1999 periods presented.

         The following additional information is presented with respect to the Company's earnings per share amounts:



                                                                  For the Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                   1999                2000
                                                                 ---------           ---------
EARNINGS PER CLASS A COMMON SHARE

Earnings and losses allocated to Class A common shares:
    Net loss to common stockholders                              $      --          $    (1,538)
                                                                 =========          ===========
Weighted average Class A common shares outstanding                      --            7,109,000
Dilutive effect of weighted average Class B
    subordinated shares outstanding                                     --                   --
                                                                 =========          ===========
Diluted Class A common shares outstanding                               --            7,109,000
                                                                 =========          ===========

EARNINGS PER CLASS B SUBORDINATED SHARE

Earnings and losses allocated to Class B subordinated
    shares:
    Net loss to common stockholders                              $  (1,655)         $        --
                                                                 =========          ===========

Weighted average Class B subordinated shares
    outstanding                                                  3,304,000            3,800,000
Dilutive effect of stock options and preferred
    stock with conversion features                                      --                   --
                                                                 ---------          -----------
Diluted Class B subordinated shares outstanding                  3,304,000            3,800,000
                                                                 =========          ===========

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


4.       INITIAL PUBLIC OFFERING OF EQUITY AND RELATED TRANSACTIONS

         As more fully discussed in the Form 10-K, on April 28, 1999, Group completed its initial public equity offering of 7.6 million Class A common shares. During the three months ended March 31, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

         In conjunction with the transactions surrounding the initial public offering of equity, the Company authorized (i) 20,000,000 shares of Class A common shares of which 7,600,000 shares are issued and 6,916,500 shares are outstanding as of March 31, 2000; (ii) 7,800,000 shares of Class B subordinated shares of which 3,800,000 shares are currently issued and outstanding; and (iii) 2,200,000 shares of Class C incentive shares of which 38,000 shares are currently issued and outstanding.

         The following unaudited pro forma consolidated results of operations for the three-month period ended March 31, 1999, were prepared to illustrate the estimated effects of:

         o        the elimination of the Castle Harlan management fee, and
         o the use of the net proceeds from the initial public offering of equity and the restructuring as described in the Registration Statement

(collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of this period. The unaudited pro forma consolidated condensed results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and the notes thereto, and the other financial information included in the Company's Registration Statement on Form S-1 (File No. 333-72317) and its Form 10-K for the year ended December 31, 1999. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.

                Unaudited Selected Pro forma Consolidated Results
                    For the Three Months Ended March 31, 1999

REVENUES                                                              $37,415

OPERATING INCOME                                                        6,618

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                             3,407

DILUTED EARNINGS PER CLASS A COMMON SHARE                                0.30

WEIGHTED AVERAGE CLASS A COMMON  SHARES
    OUTSTANDING                                                     7,600,000

DILUTED CLASS A COMMON SHARES OUTSTANDING                          11,400,000

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


5.       REPLACEMENT OF SINGLE POINT MOORING SYSTEM HOSES

         During the three months ended March 31, 2000, the Company replaced certain large hoses attached to its single point mooring system (the "SPM"). In connection with this hose change-out, the Company adopted the component depreciation method for the SPM and its hoses as of January 1, 2000, which resulted in a change in the estimated useful lives for depreciation purposes for these hoses. As a result, the Company incurred a non-cash charge of $832 (equivalent to $0.12 per Class A common share) to depreciation expense which is included in Costs of Services and Products Sold.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals Group N.V. and Subsidiaries (the "Company") as of March 31, 2000, and the three month periods ended March 31, 1999, and 2000 included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed income statements.

                              Results of Operations
                             (Dollars in Thousands)


                                                              For the Three Months Ended March 31,
                                                      -----------------------------------------------------
                                                                1999                         2000
                                                      ------------------------      -----------------------
                                                                       % of                         % of
                                                       Dollars        Revenues      Dollars        Revenues
                                                      --------        --------      --------       --------
Revenues:
    Terminaling services                              $ 16,628          44.4%       $ 12,430          29.4%
    Product sales                                       20,787          55.6%         29,875          70.6%
                                                      --------         -----        --------         -----
        Total revenues                                  37,415         100.0%         42,305         100.0%
 Cost of services and products sold                     28,600          76.4%         38,232          90.4%
                                                      --------         -----        --------         -----
    Gross profit                                         8,815          23.6%          4,073           9.6%
 Administrative expenses                                 2,535           6.8%          2,260           5.3%
 Special compensation expense                            1,947           5.2%             --            --
                                                      --------         -----        --------         -----
    Operating income                                     4,333          11.6%          1,813           4.3%
 Interest expense                                        4,202          11.2%          3,168           7.5%
 Interest income                                           189           0.5%             81           0.2%
                                                      --------         -----        --------         -----
 Income (loss) before provision for income taxes
     and preferred stock dividends                         320           0.9%         (1,274)         (3.0)%
 Provision for income taxes                                254           0.7%            264           0.6%
 Preferred stock dividends                               1,721           4.6%             --           --
                                                      --------         -----        --------         -----
    Net loss to common stockholders                   $ (1,655)         (4.4)%      $ (1,538)         (3.6)%
                                                      ========         =====        ========         =====



       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         The following tables set forth, for the periods indicated, (a) the total revenues and total operating income, after allocation of administrative expenses and elimination of certain intercompany transactions, at each of our operating locations and (b) the percentage of such revenue and operating income relative to our total revenue and operating income.

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)



                                                              For the Three Months Ended March 31,
                                                      -----------------------------------------------------
                                                                1999                         2000
                                                      ------------------------      -----------------------
                                                                       % of                         % of
                                                       Dollars         Total        Dollars         Total
                                                      --------        --------      --------       --------
Netherlands Antilles and the Caribbean                 $32,298          86.3%       $38,876          91.9%
Canada                                                   5,117          13.7%         3,429           8.1%
                                                       -------         -----        -------         -----

    Total                                              $37,415         100.0%       $42,305         100.0%
                                                       =======         =====        =======         =====

                          OPERATING INCOME BY LOCATION
                             (DOLLARS IN THOUSANDS)


                                                              For the Three Months Ended March 31,
                                                      -----------------------------------------------------
                                                                1999                         2000
                                                      ------------------------      -----------------------
                                                                       % of                         % of
                                                       Dollars         Total        Dollars         Total
                                                      --------        --------      --------       --------
Netherlands Antilles and the Caribbean                $   3,559          82.1%      $  1,632        90.0%
Canada                                                      774          17.9%           181        10.0%
                                                      ---------        -----        --------       ------
    Total                                             $   4,333        100.0%       $  1,813       100.0%
                                                      =========        =====        ========       ======


         The following table sets forth, for the periods indicated, total capacity, capacity leased, throughput, and vessel calls for each of our operating locations. "Total capacity" represents the average storage capacity available for lease for a period. "Capacity leased" represents the storage capacity leased to third parties weighted for the number of days leased in the month divided by the capacity available for lease. "Throughput" volume is the total number of inbound barrels discharged from a vessel, tank, rail car or tanker truck, not including across-the-dock or tank-to-tank transfers. A "vessel call" occurs when a vessel docks or anchors at one of our terminal locations in order to load and/or discharge cargo and/or to take on bunker fuel. Such dockage or anchorage is counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurs when we sell and deliver bunker fuel to a vessel not calling at our terminals for the above purposes. Each of these statistics is a measure of the utilization of our facilities and equipment.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)

                                                For the Three Months Ended
                                                        March 31,
                                                ------------------------
                                                 1999             2000
                                                ------           -------

Netherlands Antilles and the Caribbean
    Total capacity                              11,334           11,334
    Capacity leased                                 95%              76%
    Throughput                                  16,208           12,280
    Vessel calls                                   262              216

Canada
    Total capacity                               7,404            7,404
    Capacity leased                                 96%              59%
    Throughput                                   6,924            8,937
    Vessel calls                                    17               21

All locations
    Total capacity                              18,738           18,738
    Capacity leased                                 95%              69%
    Throughput                                  23,132           21,217
    Vessel calls                                   279              237


COMPARABILITY

         Our initial public offering of equity, which closed on April 28, 1999, impacted our results of operations and financial condition. Therefore, our results of operations and financial condition may not be comparable across periods presented herein.

REVENUES

         Total revenues for the three months ended March 31, 2000, were $42.3 million, compared to $37.4 million for the same period of 1999, representing an increase of $4.9 million, or 13.1%.

         Revenues from terminaling services (resulting from revenue from storage, throughput, dock usage, emergency response and other terminal services) for the three months ended March 31, 2000, were $12.4 million, compared to $16.6 million for the same period of 1999, representing a decrease of $4.2 million, or 25.2%. The decrease in terminaling services revenue for the three months ended March 31, 2000, compared to the same period in 1999, we believe, was principally due to the adverse effects of the accord established between many of the oil producing nations, some of whom are our customers, to raise crude oil prices by reducing supply. Members of the accord significantly reduced their production of crude oil during the period from April 1, 1999, through late March 2000 which, in turn, has reduced the worldwide quantity of crude oil and petroleum products in storage. The accord has primarily impacted our terminaling services revenues beginning with the second half of 1999. Despite recent announced increases in crude oil production, substantially all segments of the crude oil and petroleum products markets remain in backwardation.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         For the three months ended March 31, 2000, approximately 83.2% of our tank capacity was leased pursuant to long-term contracts at our St. Eustatius and Point Tupper locations together. Approximately 79.2% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts during the same period.

         Revenues from terminaling services at St. Eustatius decreased approximately $2.6 million, or 22.4%, during the three months ended March 31, 2000, as compared to the first quarter of 1999, due to decreased throughput and a lower percentage capacity leased. Total throughput decreased from 16.2 million barrels during the three months ended March 31, 1999, to 12.3 million barrels during the same period of 2000 due primarily to decreased throughput of crude and fuel oil. Total throughput of crude oil decreased, in part, due to the replacement of large hoses connected to our single point mooring system, a maintenance job which took three weeks to complete.

         For the three months ended March 31, 1999, and 2000, the overall percentage of capacity leased at St. Eustatius was 95% and 76%, respectively. This facility primarily experienced decreases in the percentage of capacity leased for fuel oil tankage. The percentage of capacity leased for fuel oil tankage decreased during the three months ended March 31, 2000, as compared to the same period of 1999 primarily as a result of the effects of the accord, backwardation in this market, and the relative lower pricing of products which compete with fuel oil. Thirty-two fewer cargo vessels called at the St. Eustatius facility during the three months ended March 31, 2000, than during the same period of 1999, resulting in lower revenues from port charges, which consist of dock charges, emergency response fees, and other terminal charges.

         Revenues from terminaling services at Point Tupper decreased approximately $1.6 million, or 31.9%, during the three months ended March 31, 2000, as compared to the same periods of 1999. The decrease is due primarily to a lower percentage capacity leased during the three months ended March 31, 2000. The percentage of tank capacity leased at Point Tupper decreased from 96% for the three months ended March 31, 1999, to 59% for the same period of 2000. These decreases are primarily the result of the decision by a customer of this facility, which is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Partially offsetting reduced storage revenues was revenue from a higher number of barrels throughput by this facility's primary crude oil customer. Four additional cargo vessels called during the three months ended March 31, 2000, as compared to the same period of 1999, which led to a higher number of barrels throughput and revenues from port charges at this facility.

         Revenues from product sales were $29.9 million for the three months ended March 31, 2000, compared to $20.8 million for the same period of 1999, an increase of $9.1 million, or 43.7%. These increases were due to increases in average selling prices partially offset by lower volumes delivered. Average selling prices increased 117.1% when comparing the three months ended March 31, 2000, with the same period of 1999. These changes in average selling prices were primarily the result of changes in the world oil markets which have been significantly influenced by the accord. Metric tons of bunkers and bulk product delivered decreased 33.8% during the three months ended March 31, 2000, as compared to the same period of 1999.

GROSS PROFIT

         Gross profit for the three months ended March 31, 2000, was $4.1 million compared to $8.8 million for the same period of 1999, representing a decrease of $4.7 million, or 53.8%. The decrease in gross profit is primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Additionally, during the three months ended March 31, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge of $0.8 million to depreciation expense which is included in Costs of Services and Products Sold.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         Gross profits from terminaling services are generally higher than gross profits from product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in capacity leased. Additions or reductions in storage, throughput, and ancillary revenues directly impact our gross profit. Costs for the procurement of bunker fuels and bulk petroleum products are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold and volumes delivered.

         At St. Eustatius, we are currently purchasing a majority of the fuel oil necessary to support our bunker sales requirements pursuant to a contract with a major state-owned oil company. This contract became effective in 1993. We are currently operating under a short-term extension to the contract pending completion of discussions with the oil company. The extension expires on June 30, 2000. We anticipate renewal of the supply contract in the near future under terms and conditions comparable to the prior agreement. We believe that suitable alternate sources of supply are available from which we can procure fuel oil should our current contract be interrupted or not be renewed.

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.3 million for the three months ended March 31, 2000, as compared to $2.5 million for the same period of 1999, representing a decrease of $0.2 million or 10.8%. The decrease during the three months ended March 31, 2000, as compared to the same period of 1999, is primarily the result of the termination of the Castle Harlan management fee effective as of our initial public offering of equity partially offset by higher personnel costs and professional fees.

SPECIAL COMPENSATION EXPENSE

         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, we recorded special compensation expense during the three months ended March 31, 1999, of $1.9 million.

INTEREST EXPENSE

         During the three months ended March 31, 2000, we incurred $3.2 million of interest expense compared to $4.2 million for the same period of 1999. Interest expense includes interest accrued on our first mortgage notes due in 2003, amortization expense related to deferred financing costs, other interest expenses, and bank charges. In May 1999, we repurchased $34.0 million of the first mortgage notes which resulted in lower interest expense on this debt.

PROVISION FOR INCOME TAXES

         Provision for income taxes was $0.3 million for the three months ended March 31, 2000, and 1999.

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends were $1.7 million for the three months ended March 31, 1999. There were no preferred stock dividends for the three months ended March 31, 2000, as a result of the redemption of all outstanding preferred stock in connection with our initial public offering of equity.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


NET LOSS

         Net loss to common stockholders was $1.5 million for the three months ended March 31, 2000, as compared to a net loss of $1.7 million for the same period of 1999, representing an improvement of $0.2 million. This improvement is primarily attributable to reduced debt service costs, and the net effect of other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $4.9 million and $9.0 million for the three months ended March 31, 2000, and 1999, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges, and changes in various asset and liability accounts.

         At March 31, 2000, we had cash and cash equivalents on hand of $4.9 million compared to $5.7 million at December 31, 1999. Accounts receivable and accounts payable, primarily related to the purchases and sales of petroleum products, were $17.3 million and $14.4 million, respectively, at March 31, 2000, as compared to $16.7 million and $14.1 million, respectively, at December 31, 1999.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities consisting primarily of purchases of property and equipment was $2.8 million and $2.0 million for the three months ended March 31, 2000, and 1999, respectively.

CASH FLOW FROM FINANCING ACTIVITIES

         In December 1999, our board of directors authorized the open market purchase of up to one million shares of our Class A common shares. As of March 31, 2000, and May 11, 2000, we had acquired 683,500 and 716,000 Class A common shares, respectively, at an aggregate cost of $4.3 million and $4.5 million, respectively. As conditions warrant, we intend to continue periodic open market purchases of our Class A common shares under the stock purchase program.

         On January 19, 2000, our board of directors declared a distribution of $0.15 per share on the Class A common shares, payable on February 14, 2000, for the benefit of shareholders of record at the close of business on January 31, 2000. The $0.30 per share difference between the declared distribution and the target quarterly distribution of $0.45 per share represents an arrearage which must be paid as specified in our articles of incorporation. These distributions are recorded as a reduction in additional paid-in capital. No distribution was declared on the Class B subordinated shares.

         After considering our first quarter 2000 results, available cash and future cash requirements, our board of directors voted to make no first quarter 2000 distribution to shareholders. The unpaid target quarterly distribution of $0.45 per share for each Class A common share represents an arrearage that must be paid as specified in our articles of incorporation. To date, the total of all such arrearages on our Class A common shares is $0.75 per share.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         As more fully discussed in note 4 of notes to the consolidated condensed financial statements included in Part I, Item 1 of this Report, our initial public offering of equity closed on April 28, 1999. The net proceeds of the offering were used primarily to redeem all of our outstanding preferred stock and pay accrued dividends and repurchase in the open market a principal amount of $34 million of our first mortgage notes, leaving $101.0 million of our first mortgage notes outstanding. It is anticipated that the repurchase of the first mortgage notes will result in annual reductions in interest payments of $4.0 million.

         As of May 11, 2000, no event of default under the indenture to the first mortgage notes existed and was continuing. The fixed charge coverage ratio as defined in the indenture was less than 2.0 to 1 at March 31, 2000. As a result, Statia Terminals International is prevented from making certain restricted payments and incurring certain indebtedness, among other things, until such ratio is at least 2.0 to 1. Statia Terminals International is not restricted by this provision of the indenture from borrowing on the revolving credit facility discussed below. Additionally, at March 31, 2000, the sum of Statia Terminals International's dividends, restricted payments, consolidated net income (deficit), and capital stock proceeds was approximately $13.4 million.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with a defined available borrowing base, which was approximately $11.8 million at March 31, 2000. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (9.5% at May 11, 2000) and will expire on November 27, 2000. From time to time during the three months ended March 31, 2000, we borrowed against the revolving credit facility, and all of such borrowings were repaid by March 31, 2000.

          During the three months ended March 31, 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred from one of our existing subsidiaries to a newly created subsidiary. We are currently in discussions with lenders to provide asset-based financing utilizing the vessel as collateral. The proceeds from any such financing are expected to be used for general business purposes.

         As more fully discussed in the Registration Statement and Form 10-K, under our articles of incorporation we are required to distribute all of our "available cash" (as defined therein) generated from operations to our shareholders. "Available cash" as defined generally includes cash from various sources after deducting such reserves as our board of directors may deem necessary or appropriate to provide for the proper conduct of our business, including future capital expenditures, anticipated operational needs, and to comply with debt obligations.

         We currently believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the first mortgage notes, to fund working capital needs, capital expenditures, other operating requirements (including any expenditures required by applicable environmental laws and regulations), and service debt. Our operating performance and ability to service or refinance the first mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to financial, business, and other factors many of which are beyond our control. We can give no assurances that our future operating performance will be sufficient to service our indebtedness or that we will be able to repay at maturity or refinance our indebtedness in whole or in part.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


CAPITAL EXPENDITURES

         Our projected capital spending for 2000 is $7.7 million for maintenance capital expenditures and $0.3 million for producing incremental revenues. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenue and those which sustain our operations.

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)


                                                                      For the Three Months Ended March 31,
                                                                   ------------------------------------------
                                                                          1999                    2000
                                                                   ------------------      ------------------
                                                                                % of                    % of
                                                                   Dollars      Total      Dollars      Total
                                                                   -------     ------      -------     -------
Produce incremental revenues                                       $   121        6.0%     $    84       3.0%
Operations sustaining capital expenditures                           1,887       94.0%       2,675      97.0%
                                                                   -------     -------     -------     -----

    Total                                                          $ 2,008      100.0%     $ 2,759     100.0%
                                                                   =======     =======     =======     =====



ENVIRONMENTAL MATTERS

         As more fully discussed in the Form 10-K, the Castle Harlan acquisition agreement includes a covenant whereby Praxair shall assume financial responsibility for some environmental investigation, remediation, and upgrade costs at Point Tupper. Praxair has recently indicated that they are interested in reaching a monetary settlement of their remaining obligations under the covenant. Negotiations concerning such matters are in their preliminary stages.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding 90 days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products on hand at March 31, 2000, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                                                                              As of March 31, 2000
                                                                        --------------------------------
                                                                        Carrying Value        Fair Value
                                                                        --------------        ----------
Petroleum Inventory:
    Statia Terminals N.V.                                                  $   2,756           $  2,887
    Statia Terminals Canada, Inc.                                                 67                173
                                                                           ---------           --------

        Total                                                              $   2,823           $  3,060
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

                           PART II - OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

         Reference is made to Item 3. Legal Proceedings included in the Company's 1999 Annual Report on Form 10-K. There have been no material developments in the Company's legal proceedings since the Form 10-K was filed.

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


                                            STATIA TERMINALS GROUP N.V.
                                                    (Registrant)


Date:    May 15, 2000
                                            By: /s/ James G. Cameron
                                                --------------------------------
                                                    James G. Cameron
                                                    Director
                                                    (As Authorized Officer)



                                            By: /s/ James F. Brenner
                                                --------------------------------
                                                    James F. Brenner
                                                    Vice President and Treasurer
                                                    (As Authorized Officer and
                                                    Principal  Financial
                                                    Officer)






                                    Page S-1