Form 10-Q
period 2000-06-30
STATIA TERMINALS GROUP NV
filed 2000-08-14
CIK 1078029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________


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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 10, 2000, 6,716,753 class A common shares of the registrant were outstanding.

                           STATIA TERMINALS GROUP N.V.

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2000

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                              December 31,          June 30,
                                                                  1999                2000
                                                               ---------           ---------
                                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $   5,658           $   5,806
   Accounts receivable-
     Trade, net                                                   12,957               9,885
     Other                                                         3,704                 726
   Inventory, net                                                  3,239               4,910
   Prepaid expenses                                                1,723               2,313
                                                               ---------           ---------

           Total current assets                                   27,281              23,640

PROPERTY AND EQUIPMENT, net                                      206,031             203,584

OTHER NONCURRENT ASSETS, net                                       2,985               2,570
                                                               ---------           ---------

           Total assets                                        $ 236,297           $ 229,794
                                                               =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $  14,086           $  11,875
   Accrued interest payable                                        1,516               1,516
   Other accrued expenses                                          7,084               8,041
                                                               ---------           ---------

           Total current liabilities                              22,686              21,432

DISTRIBUTIONS PAYABLE                                              2,913               2,913
LONG TERM DEBT - 11-3/4% FIRST MORTGAGE NOTES                    101,000             101,000
                                                               ---------           ---------

           Total liabilities                                     126,599             125,345
                                                               ---------           ---------

SHAREHOLDERS' EQUITY:
   Class A common shares                                              76                  76
   Class B subordinated shares                                        38                  38
   Class C incentive shares                                           --                  --
   Additional paid-in capital                                    129,834             129,834
   Notes receivable from shareholders                             (1,474)             (1,474)
   Accumulated deficit                                           (16,522)            (18,854)
   Class A common shares in treasury                              (2,254)             (5,171)
                                                               ---------           ---------

           Total shareholders' equity                            109,698             104,449
                                                               ---------           ---------

           Total liabilities and shareholders' equity          $ 236,297           $ 229,794
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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                             For the Three Months Ended            For the Six Months Ended
                                                                       June 30,                            June 30,
                                                            ---------------------------          ----------------------------
                                                              1999               2000               1999             2000
                                                            --------           --------          --------           --------
REVENUES                                                    $ 42,267           $ 54,227          $ 79,682           $ 96,532

COSTS OF SERVICES AND PRODUCTS SOLD                           33,799             48,137            62,399             86,369
                                                            --------           --------          --------           --------

         Gross profit                                          8,468              6,090            17,283             10,163

ADMINISTRATIVE EXPENSES                                        1,947              2,430             4,482              4,690

SPECIAL COMPENSATION EXPENSE                                   2,152                 --             4,099                 --
                                                            --------           --------          --------           --------

         Operating income                                      4,369              3,660             8,702              5,473

INTEREST EXPENSE                                               3,735              3,192             7,937              6,360

INTEREST INCOME                                                  378                 72               567                153
                                                            --------           --------          --------           --------

         Income (loss) before provision for income
           taxes, preferred stock dividends and
           extraordinary charge                                1,012                540             1,332               (734)

PROVISION FOR INCOME TAXES                                       239                257               493                521
                                                            --------           --------          --------           --------

         Income (loss) before preferred stock
           dividends and extraordinary charge                    773                283               839             (1,255)

PREFERRED STOCK DIVIDENDS                                        536                 --             2,257                 --
                                                            --------           --------          --------           --------

         Income (loss) before extraordinary charge               237                283            (1,418)            (1,255)

EXTRAORDINARY CHARGE RELATED TO
  EARLY EXTINGUISHMENT OF DEBT                                 4,743                 --             4,743                 --
                                                            --------           --------          --------           --------

         Net income (loss) available to common
           stockholders                                     $ (4,506)          $    283          $ (6,161)          $ (1,255)
                                                            ========           ========          ========           ========


BASIC EARNINGS PER COMMON SHARE:

  Income (loss) before extraordinary charge                 $   0.45           $   0.04          $   0.89           $  (0.18)
  Extraordinary charge                                         (0.89)                --             (1.76)                --
                                                            --------           --------          --------           --------
         Net income (loss) available to common
           stockholders                                     $  (0.44)          $   0.04          $  (0.87)          $  (0.18)
                                                            ========           ========          ========           ========

DILUTED EARNINGS PER COMMON SHARE:

  Income (loss) before extraordinary charge                 $   0.30           $   0.03          $   0.59           $  (0.18)
  Extraordinary charge                                         (0.59)                --             (1.18)                --
                                                            --------           --------          --------           --------
         Net income (loss) available to common
           stockholders                                     $  (0.29)          $   0.03          $  (0.59)          $  (0.18)
                                                            ========           ========          ========           ========

BASIC AND DILUTED EARNINGS PER
    SUBORDINATED SHARE:

     Loss before extraordinary charge                       $  (0.59)          $     --          $  (1.09)          $     --
     Extraordinary charge                                         --                 --                --                 --
                                                            --------           --------          --------           --------
         Net loss to common stockholders                    $  (0.59)          $     --          $  (1.09)          $     --
                                                            ========           ========          ========           ========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                          -----------------------------
                                                                                             1999               2000
                                                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss to common stockholders                                                       $  (6,161)          $  (1,255)
    Adjustments to reconcile net loss to common stockholders
       to net cash provided by operating activities:
        Extraordinary charge related to early extinguishment of debt                          4,743                  --
        Non-cash special compensation expense                                                 2,152                  --
        Depreciation, amortization and non-cash charges                                       6,101               6,930
        Preferred stock dividends accrued                                                     2,257                  --
        Decrease in accounts receivable-trade                                                   144               3,072
        (Increase) decrease in accounts receivable-other                                       (395)              2,978
        (Increase) decrease in inventory                                                      2,646              (1,671)
        Increase in prepaid expenses                                                           (420)               (590)
        (Increase) decrease in other noncurrent assets                                          (34)                 74
        Increase (decrease) in accounts payable                                               1,190              (2,211)
        Increase in accrued expenses                                                            662                 837
                                                                                          ---------           ---------

            Net cash provided by operating activities                                        12,885               8,164
                                                                                          ---------           ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
        Purchases of property and equipment                                                  (4,057)             (4,142)
        Proceeds from sale of property and equipment                                             15                  --
                                                                                          ---------           ---------

            Net cash used in investing activities                                            (4,042)             (4,142)
                                                                                          ---------           ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
        Net proceeds from initial public offering of class A common shares                  136,757                  --
        Redemption of preferred stock                                                       (94,824)                 --
        Repurchase of First Mortgage Notes                                                  (37,681)                 --
        Payment of preferred stock dividends                                                 (9,697)                 --
        Issuance of additional class B subordinated shares and class C incentive
             shares                                                                              34                  --
        Purchase of class A common shares as treasury stock                                      --              (2,797)
        Payment of class A common share distribution                                             --              (1,077)
                                                                                          ---------           ---------

            Net cash used in financing activities                                            (5,411)             (3,874)
                                                                                          ---------           ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                                         3,432                 148

CASH AND CASH EQUIVALENTS, beginning of period                                               14,061               5,658
                                                                                          ---------           ---------

CASH AND CASH EQUIVALENTS, end of period                                                  $  17,493           $   5,806
                                                                                          =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes                                                            $     359           $     199
                                                                                          =========           =========
    Cash paid for interest                                                                $   8,030           $   6,019
                                                                                          =========           =========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals Group N.V. ("Group") and Subsidiaries (together with Group, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at June 30, 2000, and the results of its operations and cash flows for the six months ended June 30, 1999 and 2000. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         Reclassifications were made to certain 1999 information in the notes to consolidated condensed financial statements in order to conform to the 2000 presentation. Additionally, the Company's initial public offering of equity, which closed on April 28, 1999, impacted the Company's results of operations and financial condition and affects comparability across periods. These financial statements should be read in conjunction with the Form 10-K.

         For all periods presented herein, there were no significant differences between net income and comprehensive income.

2. SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products, and geographic location. The Company's primary services and products are terminaling services (resulting in revenues from storage, throughput, dock usage, emergency response and other terminal services) and product sales (such as sales of bunker fuels to ships and other bulk petroleum product sales).

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, income taxes, and depreciation and amortization adjusted for non-recurring transactions ("Adjusted EBITDA") and earnings before interest expense and income taxes adjusted for non-recurring transactions ("Adjusted EBIT").

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


2. SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:


                                                       For the Three Months Ended            For the Six Months Ended
                                                                June 30,                            June 30,
                                                       ---------------------------         --------------------------
                                                         1999               2000             1999              2000
                                                       --------           --------         --------          --------
REVENUES:
       Terminaling services                            $ 17,408           $ 14,311           $ 34,036           $ 26,741
       Product sales                                     24,859             39,916             45,646             69,791
                                                       ========           ========           ========           ========
           Total                                       $ 42,267           $ 54,227           $ 79,682           $ 96,532
                                                       ========           ========           ========           ========

ADJUSTED EBITDA:
       Terminaling services                            $  8,069           $  5,365           $ 16,195           $  9,385
       Product sales                                      1,538              1,319              2,610              2,727
                                                       ========           ========           ========            ========
           Total                                       $  9,607           $  6,684           $ 18,805           $ 12,112
                                                       ========           ========           ========           ========

DEPRECIATION AND AMORTIZATION
          EXPENSE:
       Terminaling services                            $  2,512           $  2,806           $  5,099           $  6,191
       Product sales                                        394                317                764                636
                                                       ========           ========           ========           ========
           Total                                       $  2,906           $  3,123           $  5,863           $  6,827
                                                       ========           ========           ========           ========

ADJUSTED EBIT:
       Terminaling services                            $  5,557           $  2,559           $ 11,096           $  3,194
       Product sales                                      1,144              1,002              1,846              2,091
                                                       ========           ========           ========           ========
           Total                                       $  6,701           $  3,561           $ 12,942           $  5,285
                                                       ========           ========           ========           ========


         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes, preferred stock dividends and extraordinary charge is as follows:


                                                       For the Three Months Ended             For the Six Months Ended
                                                               June 30,                               June 30,
                                                       ---------------------------           ---------------------------
                                                         1999              2000               1999                2000
                                                       --------          ---------           --------           --------
Adjusted EBIT                                          $  6,701           $  3,561           $ 12,942           $  5,285
Special compensation expense                             (2,152)                --             (4,099)                --
Interest expense excluding debt
         amortization expense                            (3,537)            (3,021)            (7,511)            (6,019)
                                                       --------           --------           --------           --------

Income (loss) before provision for income
         taxes, preferred stock dividends and
         extraordinary charge                          $  1,012           $    540           $  1,332           $   (734)
                                                       ========           ========           ========           ========


                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


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

         Diluted earnings per common share include the dilutive effect of the subordinated shares and, for the three months ended June 30, 2000, outstanding stock options granted in May 2000. The Company's previously outstanding preferred stock with conversion features was antidilutive for all 1999 periods presented. All 1999 earnings per share amounts presented have been adjusted to give retroactive effect, as of the beginning of 1999, to the reclassification and issuance of additional class B subordinated shares and class C incentive shares that occurred in connection with the initial public offering of equity.

         The following additional information is presented with respect to the Company's earnings per share amounts:


                                                            For the Three Months Ended        For the Six Months Ended
                                                                 June 30,                            June 30,
                                                           ----------------------------     ----------------------------
                                                              1999              2000           1999              2000
                                                           -----------      -----------     -----------      -----------
EARNINGS PER COMMON SHARE

 Earnings and losses allocated to common shares:
        Income (loss) before extraordinary charge          $     2,385      $       283     $     2,385      $    (1,255)
        Extraordinary charge                                    (4,743)              --          (4,743)              --
                                                           -----------      -----------     -----------      -----------
        Net income (loss) available to common
         stockholders                                      $    (2,358)     $       283     $    (2,358)     $    (1,255)
                                                           ===========      ===========     ===========      ===========

 Weighted average common shares outstanding                  5,345,055        6,870,064       2,687,293        6,989,282
 Dilutive effect of weighted average subordinated
    shares outstanding                                       2,672,527        3,800,000       1,343,646               --
 Dilutive effect of stock options outstanding                       --           13,179              --               --
                                                           -----------      -----------     -----------      -----------
 Diluted common shares outstanding                           8,017,582       10,683,243       4,030,939        6,989,282
                                                           ===========      ===========     ===========      ===========

EARNINGS PER SUBORDINATED SHARE

 Earnings and losses allocated to subordinated shares:

        Loss before extraordinary charge                   $    (2,148)     $        --     $    (3,803)     $        --
        Extraordinary charge                                        --               --              --               --
                                                           -----------      -----------     -----------      -----------
        Net loss to common stockholders                    $    (2,148)     $        --     $    (3,803)     $        --
                                                           ===========      ===========     ===========      ===========

 Weighted average subordinated shares outstanding            3,652,961        3,800,000       3,479,656        3,800,000
                                                           ===========      ===========     ===========      ===========


                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


4. INITIAL PUBLIC OFFERING OF EQUITY AND RELATED TRANSACTIONS

         As more fully discussed in the Form 10-K, on April 28, 1999, Group completed its initial public equity offering of 7.6 million class A common shares. The offering price was $20 per share, raising gross proceeds of $152,000. The gross proceeds of the offering were used primarily to redeem all of the Company's outstanding Series A, B, C, D and E preferred stock and pay accrued dividends, pay underwriters' discounts and fees, and pay certain other costs directly associated with the offering. The remaining proceeds were invested and used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34,000 of the 11-3/4% First Mortgage Notes (the "Notes") for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. During the second quarter of 1999, the acquisition costs and the unamortized deferred financing costs related to the repurchased Notes ($1,062) were recorded as an extraordinary charge. There was no income tax effect associated with this extraordinary charge.

         During the six months ended June 30, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

         In connection with the initial public offering of equity, certain previously granted stock options became fully vested, were exercised and became class B subordinated shares. On April 28, 1999, the remaining unamortized compensation expense associated with these options of $2,152 was recorded as a non-cash special compensation expense credited to additional paid-in capital.

         In conjunction with the transactions surrounding the initial public offering of equity, the Company authorized (i) 20,000,000 class A common shares of which 7,600,000 shares are issued and 6,773,453 shares are outstanding as of June 30, 2000; (ii) 7,800,000 class B subordinated shares of which 3,800,000 shares are currently issued and outstanding; and (iii) 2,200,000 class C incentive shares of which 38,000 shares are currently issued and outstanding.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


4. INITIAL PUBLIC OFFERING OF EQUITY AND RELATED TRANSACTIONS- (CONTINUED)

         The following unaudited pro forma consolidated results of operations for the three and six month periods ended June 30, 1999, were prepared to illustrate the estimated effects of:

   o     the elimination of the Castle Harlan management fee, and

   o the use of the net proceeds from the initial public offering of equity and the restructuring as described in the Registration Statement

(collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of each of these respective periods. The unaudited pro forma consolidated condensed results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and the notes thereto, the other financial information included in the Company's Registration Statement on Form S-1 (File No. 333-72317), and its Form 10-K for the year ended December 31, 1999. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.


                                                                 Unaudited Selected Pro Forma
                                                                     Consolidated Results
                                                             --------------------------------------
                                                              For the Three          For the Six
                                                               Months Ended           Months Ended
                                                              June 30, 1999         June 30, 1999
                                                             ----------------       ---------------
REVENUES                                                         $ 42,267               $ 79,682

OPERATING INCOME                                                    6,626                 13,244

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                         3,441                  6,848

DILUTED EARNINGS PER COMMON SHARE                                    0.30                   0.60

WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING:
                                                                    7,600                  7,600

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
                                                                   11,400                 11,400


5. REPLACEMENT OF SINGLE POINT MOORING SYSTEM HOSES

         During the six months ended June 30, 2000, the Company replaced certain large hoses attached to its single point mooring system (the "SPM"). In connection with this hose change-out, the Company adopted the component depreciation method for the SPM and its hoses as of January 1, 2000, which resulted in a change in the estimated useful lives for depreciation purposes for these hoses. As a result, in addition to recurring depreciation charges, the Company incurred a non-cash charge to depreciation expense of $832 during the first quarter of 2000 which is included in Costs of Services and Products Sold.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals Group N.V. and Subsidiaries (the "Company") as of June 30, 2000, and the three and six month periods ended June 30, 1999, and 2000, included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed income statements.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                    For the Three Months Ended June 30,
                                                                       ------------------------------------------------------------
                                                                                 1999                              2000
                                                                       -------------------------          -------------------------
                                                                                         % of                                % of
                                                                       Dollars          Revenues          Dollars          Revenues
                                                                       -------          --------          -------          --------
Revenues:
    Terminaling services                                              $ 17,408            41.2%           $ 14,311           26.4%
    Product sales                                                       24,859            58.8%             39,916           73.6%
                                                                      --------           -----            --------          -----
        Total revenues                                                  42,267           100.0%             54,227          100.0%
Cost of services and products sold                                      33,799            80.0%             48,137           88.8%
                                                                      --------           -----            --------          -----
    Gross profit                                                         8,468            20.0%              6,090           11.2%
Administrative expenses                                                  1,947             4.6%              2,430            4.5%
Special compensation expense                                             2,152             5.1%                 --             --
                                                                      --------           -----            --------          -----
    Operating income                                                     4,369            10.3%              3,660            6.7%
Interest expense                                                         3,735             8.8%              3,192            5.9%
Interest income                                                            378             0.9%                 72            0.1%
                                                                      --------           -----            --------          -----
Income before provision for income taxes, preferred stock
      dividends and extraordinary charge                                 1,012             2.4%                540            0.9%

Provision for income taxes                                                 239             0.6%                257            0.4%
Preferred stock dividends                                                  536             1.3%                 --             --
Extraordinary charge related to early extinguishment of debt             4,743            11.2%                 --             --
                                                                      --------           -----            --------          -----
    Net income (loss) available to common stockholders                $ (4,506)          (10.7)%          $    283            0.5%
                                                                      ========           =====            ========          =====


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


                                                                                    For the Six Months Ended June 30,
                                                                      ------------------------------------------------------------
                                                                                1999                              2000
                                                                      -------------------------          -------------------------
                                                                                        % of                                % of
                                                                      Dollars          Revenues          Dollars          Revenues
                                                                      -------          --------          -------          --------
Revenues:
    Terminaling services                                             $ 34,036            42.7%           $ 26,741            27.7%
    Product sales                                                      45,646            57.3%             69,791            72.3%
                                                                     --------           -----            --------           -----
        Total revenues                                                 79,682           100.0%             96,532           100.0%
Cost of services and products sold                                     62,399            78.3%             86,369            89.5%
                                                                     --------           -----            --------           -----
    Gross profit                                                       17,283            21.7%             10,163            10.5%
Administrative expenses                                                 4,482             5.6%              4,690             4.9%
Special compensation expense                                            4,099             5.2%                 --              --
                                                                     --------           -----            --------           -----
    Operating income                                                    8,702            10.9%              5,473             5.6%
Interest expense                                                        7,937            10.0%              6,360             6.6%
Interest income                                                           567             0.7%                153             0.2%
                                                                     --------           -----            --------           -----
Income (loss) before provision for income taxes, preferred
     stock dividends and extraordinary charge                           1,332             1.6%               (734)          (0.8)%
Provision for income taxes                                                493             0.6%                521             0.5%
Preferred stock dividends                                               2,257             2.8%                 --              --
Extraordinary charge related to early extinguishment of debt            4,743             6.0%                 --              --
                                                                     --------           -----            --------           -----
    Net loss to common stockholders                                  $ (6,161)          (7.8)%           $ (1,255)          (1.3)%
                                                                     ========           =====            ========           =====


         Gross profits from terminaling services are generally higher than gross profits from product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in capacity leased. Additions or reductions in storage, throughput, and ancillary revenues directly impact our gross profit. Costs for the procurement of bunker fuels and bulk petroleum products are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold, and volumes delivered.

         We have orally agreed to the terms of a contract with a major state-owned oil company under which we are currently purchasing a majority of the fuel oil necessary to support our bunker sales requirements at St. Eustatius. Although not yet signed by the supplier, the contract expires June 30, 2001, and contains terms and conditions which are comparable to prior agreements with the supplier. We believe that suitable alternate sources of supply are available from which we can procure fuel oil should our current contract be interrupted or not be renewed.

         The following tables set forth, for the periods indicated, (a) the total revenues and total operating income, after allocation of administrative expenses and elimination of certain intercompany transactions, at each of our operating locations and (b) the percentage of such revenues and operating income relative to our total revenues and operating income.

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                           For the Three Months Ended June 30,
                                                ------------------------------------------------------------
                                                          1999                              2000
                                                -------------------------          -------------------------
                                                                  % of                                % of
                                                Dollars           Total            Dollars            Total
                                                -------          --------          -------          --------
Netherlands Antilles and the Caribbean          $36,186           85.6%            $49,856            91.9%
Canada                                            6,081           14.4%              4,371             8.1%
                                                -------          -----             -------           -----
    Total                                       $42,267          100.0%            $54,227           100.0%
                                                =======          =====             =======           =====


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


                                                            For the Six Months Ended June 30,
                                                ------------------------------------------------------------
                                                          1999                              2000
                                                -------------------------          -------------------------
                                                                   % of                                % of
                                                Dollars           Total            Dollars            Total
                                                -------          --------          -------          --------
Netherlands Antilles and the Caribbean          $68,482           85.9%            $88,731            91.9%
Canada                                           11,200           14.1%              7,801             8.1%
                                                -------          -----             -------           -----
    Total                                       $79,682          100.0%            $96,532           100.0%
                                                =======          =====             =======           =====



                          OPERATING INCOME BY LOCATION
                             (DOLLARS IN THOUSANDS)



                                                            For the Three Months Ended June 30,
                                                ------------------------------------------------------------
                                                          1999                              2000
                                                -------------------------          -------------------------
                                                                   % of                                % of
                                                Dollars           Total            Dollars            Total
                                                -------          --------          -------          --------
Netherlands Antilles and the Caribbean          $3,016            69.0%            $3,004             82.1%
Canada                                           1,353            31.0%               656             17.9%
                                                ------           -----             ------            -----
    Total                                       $4,369           100.0%            $3,660            100.0%
                                                ======           =====             ======            =====



                                                             For the Six Months Ended June 30,
                                                ------------------------------------------------------------
                                                          1999                              2000
                                                -------------------------          -------------------------
                                                                   % of                                % of
                                                Dollars           Total            Dollars            Total
                                                -------          --------          -------          --------
Netherlands Antilles and the Caribbean          $6,575             75.6%           $4,636             84.7%
Canada                                           2,127             24.4%              837             15.3%
                                                ------            -----            ------            -----
    Total                                       $8,702            100.0%           $5,473            100.0%
                                                ======            =====            ======            =====


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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)


                                               For the Three Months Ended             For the Six Months Ended
                                                        June 30,                              June 30,
                                            ----------------------------------    ---------------------------------
                                                 1999               2000                1999              2000
                                            --------------    ----------------    ---------------    --------------

Netherlands Antilles and
   the Caribbean
            Total capacity                     11,334              11,334             11,334            11,334
            Capacity leased                       91%                 87%                93%               82%
            Throughput                         17,468              18,680             33,676            30,960
            Vessel calls                          258                 225                520               441

Canada
            Total capacity                      7,404               7,479              7,404             7,479
            Capacity leased                       94%                 65%                95%               62%
            Throughput                         15,410              15,275             22,334            24,212
            Vessel calls                           42                  36                 59                57

All locations
            Total capacity                     18,738              18,813             18,738            18,813
            Capacity leased                       92%                 78%                94%               74%
            Throughput                         32,878              33,955             56,010            55,172
            Vessel calls                          300                 261                579               498


SELECTED RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000, VERSUS
THE THREE MONTHS ENDED MARCH 31, 2000

         Total revenues for the three months ended June 30, 2000, were $54.2 million, compared to $42.3 million for the three months ended March 31, 2000, representing an increase of $11.9 million, or 28.2%. This increase is due to increased revenues from both our terminaling services and product sales segments. The improvement over the first quarter 2000 in terminaling services revenues is due primarily to additional short-term storage and throughput contracts, while the increase in product sales revenues is due primarily to an increase in the volume of products sold.

         Operating income for the three months ended June 30, 2000, was $3.7 million compared to first quarter 2000 operating income of $1.8 million. First quarter 2000 operating income included a non-cash charge of $0.8 million to depreciation expense resulting from a change in the estimated useful lives of certain large hoses attached to our single point mooring system at St. Eustatius. For the three months ended June 30, 2000, net income available to common stockholders was $0.3 million, or $0.04 basic earnings per common share and $0.03 diluted earnings per common share. For the three months ended March 31, 2000, we incurred a net loss to common stockholders of $1.5 million, or a loss of $0.22 per common share.

THREE AND SIX MONTHS ENDED JUNE 30, 2000, VERSUS THE SAME PERIODS OF 1999

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

REVENUES

         Total revenues for the three and six months ended June 30, 2000, were $54.2 million and $96.5 million, compared to $42.3 million and $79.7 million for the same periods of 1999, representing increases of $11.9 million, or 28.3% and $16.8 million, or 21.1%, respectively.

         Revenues from terminaling services (resulting from revenues from storage, throughput, dock usage, emergency response, and other terminal services) for the three and six months ended June 30, 2000, were $14.3 million and $26.7 million, compared to $17.4 million and $34.0 million for the same periods of 1999, representing decreases of $3.1 million, or 17.8% and $7.3 million, or 21.4%, respectively. We believe the decreases in terminaling services revenues for the three and six months ended June 30, 2000, compared to the same periods in 1999, were principally due to the adverse effects of the accord established between many of the oil exporting nations, some of whom are our customers, to raise crude oil prices by reducing supply. Members of the accord reduced their production of crude oil during the period from April 1, 1999, through late March 2000, which has reduced the worldwide quantity of crude oil and petroleum products in storage. The accord has primarily impacted our terminaling services revenues beginning with the second half of 1999. Despite recently announced increases in crude oil production, crude oil and certain petroleum products markets remain in backwardation.

         For the six months ended June 30, 2000, approximately 78.3% of our tank capacity was leased pursuant to long term contracts at our St. Eustatius and Point Tupper locations together. Approximately 72.8% of our storage and throughput revenues, excluding related ancillary services, were derived from long term contracts during the same period.

         Revenues from terminaling services at St. Eustatius decreased approximately $1.0 million or 8.5% and $3.6 million or 15.5% during the three and six months ended June 30, 2000, respectively, as compared to the same periods of 1999, due to fewer vessel calls and a lower percentage capacity leased. For the three and six months ended June 30, 2000, the overall percentage of capacity leased at St. Eustatius was 87% and 82% as compared to 91% and 93% for the same periods of 1999, reflecting a decrease in the percentage of capacity leased for fuel oil tankage. The percentage of capacity leased for fuel oil tankage decreased during the three and six months ended June 30, 2000, as compared to the same periods of 1999, primarily as a result of the effects of the accord, backwardation in this market, and the relative lower pricing of products which compete with fuel oil. Twenty-three and 55 fewer cargo vessels called at the St. Eustatius facility during the three and six months ended June 30, 2000, than during the same periods of 1999, resulting in lower revenues from port charges, which consist of dock charges, emergency response fees, and other terminal charges.

         Revenues from terminaling services at Point Tupper decreased approximately $1.7 million or 28.0% and $3.3 million or 29.7% during the three and six months ended June 30, 2000, as compared to the same periods of 1999. The decreases were due primarily to a lower percentage of tank capacity leased during the three and six months ended June 30, 2000. The percentage of tank capacity leased at Point Tupper decreased from 94% and 95% for the three and six months ended June 30, 1999, to 65% and 62% for the same periods of 2000. These decreases were primarily the result of the decision by a customer of this facility, who is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Partially offsetting reduced storage revenues were revenues from a higher number of barrels throughput by this facility's primary crude oil customer for the six months ended June 30, 2000. Six and two fewer cargo vessels called during the three and six months ended June 30, 2000, as compared to the same periods of 1999, which led to lower revenues from port charges at this facility.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from product sales were $39.9 million and $69.8 million for the three and six months ended June 30, 2000, compared to $24.9 million and $45.6 million for the same periods of 1999, an increase of $15.1 million or 60.6% and $24.1 million or 52.9%, respectively. These increases were due to increases in average selling prices partially offset by lower volumes delivered. Average selling prices increased 66.1% and 88.9% when comparing the three and six months ended June 30, 2000, with the same periods of 1999. These changes in average selling prices were primarily the result of changes in the world oil markets which have been significantly influenced by the accord. Metric tons of bunkers and bulk product delivered decreased 3.3% and 19.1% during the three and six months ended June 30, 2000, as compared to the same periods of 1999.

GROSS PROFIT

         Gross profit for the three and six months ended June 30, 2000, was $6.1 million and $10.2 million compared to $8.5 million and $17.3 million for the same periods of 1999, representing decreases of $2.4 million or 28.1% and $7.1 million or 41.2%. The decreases in gross profit were primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of certain customers choosing not to renew their storage and throughput contracts due, in part, to the accord established among many of the oil exporting nations. Additionally, during the six months ended June 30, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge of $0.8 million during the first quarter of 2000 to depreciation expense which is included in Costs of Services and Products Sold.

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.4 million and $4.7 million for the three and six months ended June 30, 2000, as compared to $1.9 million and $4.5 million for the same periods of 1999, representing increases of $0.5 million or 24.8% and $0.2 million or 4.6%, respectively. The increases during the three and six months ended June 30, 2000, as compared to the same periods of 1999, were primarily the result of higher depreciation and personnel costs partially offset by the termination of the Castle Harlan management fee effective as of our initial public offering of equity.

SPECIAL COMPENSATION EXPENSE

         As more fully discussed in note 4 of notes to consolidated condensed financial statements included in Part I, Item 1, of this Report, we recorded special compensation expense during the three and six months ended June 30, 1999, of $2.2 million and $4.1 million, respectively.

INTEREST EXPENSE

         During the three and six months ended June 30, 2000, we incurred $3.2 million and $6.4 million of interest expense compared to $3.7 million and $7.9 million for the same periods of 1999. Interest expense includes interest accrued on our first mortgage notes due in 2003, amortization expense related to deferred financing costs, other interest expenses, and bank charges. In May 1999, we repurchased $34.0 million of the first mortgage notes which resulted in lower interest expense on this debt.

PROVISION FOR INCOME TAXES

         Provision for income taxes were $0.3 million and $0.2 million for the three months ended June 30, 2000 and 1999, respectively, and $0.5 million for the six months ended June 30, 2000 and 1999.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

PREFERRED STOCK DIVIDENDS

         Preferred stock dividends were $0.5 million and $2.3 million for the three and six months ended June 30, 1999. There were no preferred stock dividends for the three and six months ended June 30, 2000, as a result of the redemption of all outstanding preferred stock in connection with our initial public offering of equity.

EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 4 of notes to consolidated financial statements included in Part I, Item 1, of this Report, we recognized an extraordinary charge of $4.7 million during the six months ended June 30, 1999, in connection with the repurchase of $34.0 million of our first mortgage notes. There was no income tax effect associated with this extraordinary charge.

NET INCOME (LOSS)

         The Company produced net income available to common stockholders of $0.3 million and incurred a net loss to common stockholders of $1.3 million for the three and six months ended June 30, 2000, as compared to a net loss to common stockholders of $4.5 million and $6.2 million for the same periods of 1999, respectively, representing an improvement of $4.8 million and $4.9 million. This improvement was primarily attributable to reduced debt service costs and the net effect of other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $8.2 million and $12.9 million for the six months ended June 30, 2000, and 1999, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges, and changes in various asset and liability accounts.

         At June 30, 2000, we had cash and cash equivalents on hand of $5.8 million compared to $5.7 million at December 31, 1999. Accounts receivable and accounts payable, primarily related to the purchases and sales of petroleum products, were $10.6 million and $11.9 million, respectively, at June 30, 2000, as compared to $16.7 million and $14.1 million, respectively, at December 31, 1999. The aggregate net changes of the accounts receivable and accounts payable balances are included in net cash provided by operating activities.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities consisting primarily of purchases of property and equipment was $4.1 million and $4.0 million for the six months ended June 30, 2000 and 1999, respectively. See the Summary of Capital Expenditures by Type table which follows.

CASH FLOW FROM FINANCING ACTIVITIES

         In July 2000, our board of directors approved an increase in the number of shares authorized under the previously announced stock purchase program to 2,000,000 of our class A common shares. As of June 30, 2000, and August 10, 2000, we had acquired 826,547 and 883,247 class A common shares, respectively, at an aggregate cost of $5.2 million and $5.6 million, respectively. As conditions warrant, we intend to continue periodic open market purchases of our class A common shares under the stock purchase program.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         As more fully discussed in the Registration Statement and Form 10-K, under our articles of incorporation we are required to distribute to our shareholders all of our "available cash" (as defined therein) generated from operations. "Available cash" as defined generally includes cash from various sources after deducting such reserves as our board of directors may deem necessary or appropriate to provide for the proper conduct of our business, including future capital expenditures, anticipated operational needs, and to comply with debt obligations.

         On February 14, 2000, we paid $1.1 million to holders of our class A common shares representing $0.15 per share. The $0.30 per share difference between the declared distribution and the target quarterly distribution of $0.45 per share represents an arrearage which must be paid from future available cash.

         On July 19, 2000, our board of directors declared a distribution of $0.15 per share on our class A common shares payable August 14, 2000, to shareholders of record on July 31, 2000. The $0.30 per share difference between the declared distribution and the target quarterly distribution of $0.45 per share represents an arrearage that must be paid from future available cash. The aggregate arrearage per class A common share is now $1.05.

         On May 2, 2000, we granted to certain of our employees and directors options to purchase 228,000 of our class A common shares at an exercise price of $5.59 per share representing the fair value on the date of grant. These options were granted pursuant to our 1999 share option plan and vest in proportion to the conversion of our class B subordinated shares to class A common shares over the subordination period, as defined in our articles of incorporation.

         As more fully discussed in note 4 of the notes to consolidated condensed financial statements included in Part I, Item 1, of this Report, our initial public offering of equity closed on April 28, 1999. The net proceeds of the offering were used primarily to redeem all of our outstanding preferred stock and pay accrued dividends and repurchase in the open market a principal amount of $34.0 million of our first mortgage notes, leaving $101.0 million of our first mortgage notes outstanding. The repurchase of the first mortgage notes will result in annual reductions in interest payments of approximately $4.0 million.

         As of August 14, 2000, no event of default under the indenture to the first mortgage notes existed and was continuing. The fixed charge coverage ratio as defined in the indenture was at least 2.0 to 1 at June 30, 2000. Statia Terminals International is not restricted by this provision of the indenture from borrowing on the revolving credit facility discussed below. Additionally, at June 30, 2000, the sum of Statia Terminals International's dividends, restricted payments, consolidated net income (deficit), and capital stock proceeds was approximately $13.3 million.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with a defined available borrowing base, which was approximately $9.1 million at June 30, 2000. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (10.0% at August 14, 2000) and will expire on November 27, 2000. From time to time during the six months ended June 30, 2000, we borrowed against the revolving credit facility, and all of such borrowings were repaid by June 30, 2000.

          During the six months ended June 30, 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred from one of our existing subsidiaries to a newly created subsidiary. We are currently in discussions with a lender to provide asset-based financing utilizing the vessel as collateral. The proceeds from any such financing are expected to be used for general business purposes.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the first mortgage notes on November 15, 2003, to fund working capital needs, capital expenditures, other operating requirements (including any expenditures required by applicable environmental laws and regulations), and service debt. In accordance with the indenture, we may redeem all or a portion of the first mortgage notes at any time after November 15, 2000.

         It is unlikely that we will be able to repay the first mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the first mortgage notes, or redeem the first mortgage notes from additional equity funds, on or after November 15, 2000, and before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem, all or a portion of the first mortgage notes prior to their maturity. Although we intend to refinance and believe that we will be able to refinance the first mortgage notes during the November 15, 2000, to November 15, 2003, time period, our operating performance and ability to service or refinance the first mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to financial, business, and other factors many of which are beyond our control. There can be no assurances that we will be able to repay at maturity or refinance this indebtedness in whole or in part, or at all, on terms acceptable to us. If we are unable to repay or refinance the first mortgage notes at or prior to maturity, we will be forced to adopt alternative strategies that may include seeking additional equity capital.

         It is anticipated that any common share arrearages will not adversely impact our ability to repay or refinance the first mortgage notes since the first mortgage notes are obligations of two of our subsidiaries, not of Group. Depending on the terms and conditions of any refinancing of the first mortgage notes, our ability to pay the target quarterly distributions and common share arrearages may be impacted.

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

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenues and those which sustain our operations.

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)



                                                                 For the Three Months Ended June 30,
                                                    ------------------------------------------------------------
                                                              1999                              2000
                                                    -------------------------          -------------------------
                                                                       % of                                % of
                                                    Dollars           Total            Dollars            Total
                                                    -------          --------          -------          --------
Produce incremental revenues                        $  175              8.6%           $   62              4.6%
Operations sustaining capital expenditures           1,859             91.4%            1,298             95.4%
                                                    ------            -----            ------            -----
    Total                                           $2,034            100.0%           $1,360            100.0%
                                                    ======            =====            ======            =====


                                                                   For the Six Months Ended June 30,
                                                    ------------------------------------------------------------
                                                              1999                              2000
                                                    -------------------------          -------------------------
                                                                       % of                                % of
                                                    Dollars           Total            Dollars            Total
                                                    -------          --------          -------          --------
Produce incremental revenues                        $  296              7.3%           $  146              3.5%
Operations sustaining capital expenditures           3,761             92.7%            3,996             96.5%
                                                    ------            -----            ------            -----
    Total                                           $4,057            100.0%           $4,142            100.0%
                                                    ======            =====            ======            =====

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding 90 days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products on hand at June 30, 2000, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (DOLLARS IN THOUSANDS)


                                                       As of June 30, 2000
                                                --------------------------------
                                                Carrying Value        Fair Value
                                                --------------        ----------

Petroleum Inventory:
    Statia Terminals N.V.                          $   4,840           $  5,210
    Statia Terminals Canada, Inc.                         70                195
                                                   ---------           --------
        Total                                      $   4,910           $  5,405
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

                                      None.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

                                      None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual General Meeting of Shareholders of the Company was held on April 18, 2000. The following items were approved by the Company's shareholders at the meeting:

Item 1. Determination, setting and adoption of the Company's balance sheet and profit and loss accounts for the fiscal year ended December 31, 1999.

Item 2. Approval, ratification and adoption of the distributions in the amount of US$0.7665 per class A common share for the fiscal year ended December 31, 1999.

Item 3. Approval, ratification and adoption of the declaration of the distributions in the amount of US$0.7665 per class B subordinated share for the fiscal year ended December 31, 1999.

Item 4. Approval of the appointment of Arthur Andersen LLP as the Company's independent accountants to audit the Company's financial statements and perform other tasks consistent with such appointment until the next Annual General Meeting of Shareholders.

         Following are the results for each item voted upon given in number of shares:

                                For              Against            Abstain
                             ---------           ------             ------
          Item 1.            4,930,605           41,250             19,390
          Item 2.            4,934,616           40,189             16,440
          Item 3.            4,902,266           66,889             22,090
          Item 4.            4,932,710           42,500             16,035

There were no broker non-votes associated with any of the items voted upon at the Annual General Meeting of Shareholders.

                           ITEM 5. OTHER INFORMATION.

                The Company's web site is located at http://www.statiaterm.com or http://www.statia.cc.

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


                                          STATIA TERMINALS GROUP N.V.
                                                   (Registrant)

Date:    August 14, 2000


                                          By: /s/ James G. Cameron
                                              ----------------------------------
                                                  James G. Cameron
                                                  Director
                                                  (As Authorized Officer)



                                          By: /s/ James F. Brenner
                                              ----------------------------------
                                                  James F. Brenner
                                                  Vice President and Treasurer
                                                  (As Authorized Officer and
                                                  Principal Financial Officer)