Form 10-K/A
period 1999-12-31
STATIA TERMINALS GROUP NV
filed 2000-11-14
CIK 1078029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-K/A

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]    For the fiscal year ended DECEMBER 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to __________________

                             COMMISSION FILE NUMBER
                                     0-25821

                           STATIA TERMINALS GROUP N.V.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     NETHERLANDS ANTILLES                                       52-2003016
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

                              C/O COVENANT MANAGERS
                                L.B. SMITHPLEIN 3
                          CURACAO, NETHERLANDS ANTILLES
                                (011) 5993-82300
          -------------------------------------------------------------
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. __________

         The aggregate market value of registrant's Class A common shares held by nonaffiliates was approximately $41.1 million as of March 16, 2000.

         As of March 16, 2000 7,000,400 Class A common shares of the registrant were outstanding.

                           STATIA TERMINALS GROUP N.V.

                          ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS

PART I.      .....................................................................................................1

Item 1.  Business.................................................................................................1
Item 2.  Properties..............................................................................................12
Item 3.  Legal Proceedings.......................................................................................15
Item 4.  Submission of Matters To a Vote of Security Holders.....................................................15

PART II.     ....................................................................................................16

Item 5.  Market For Registrant's Common Equity and Related Security Matters......................................16
Item 6.  Selected Financial Data.................................................................................18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................40
Item 8.  Financial Statements and Supplementary Data.............................................................40
Item 9.  Changes In and Disagreements With Accountants On Accounting and Financial Disclosure....................40

PART III.    ....................................................................................................41

Item 10. Directors and Executive Officers of the Registrant......................................................41
Item 11. Executive Compensation..................................................................................46
Item 12. Security Ownership of Certain Beneficial Owners and Management..........................................52
Item 13. Certain Relationships and Related Transactions..........................................................53

PART IV.     ....................................................................................................55

Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K.........................................55




                                     Page i

         THIS ANNUAL REPORT ON FORM 10-K/A (THE "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, 3 AND 7 HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND OTHER PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, AND OTHER MATTERS INCLUDED IN THIS REPORT. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

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

         Companies generally use marine liquids terminals for various reasons including:

         o to take advantage of economies of scale by transporting crude oil or petroleum products in bulk to a terminal as near to the ultimate destination as economically possible;

         o to blend crude oil or petroleum products to meet market specifications;

         o to process products stored by their customers to add value for a specific downstream market;

         o  to temporarily store crude oil or petroleum product; and

         o to access fuel, in a process known as "bunkering," and supplies for consumption by marine vessels.

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

                                     PRICING

         Storage and throughput pricing in the marine terminaling industry is subject to a number of factors, including variations in petroleum product production and consumption, economic conditions, political developments, seasonality of demand for certain products and the geographic sector of the world being serviced. At the customer level, terminal selection focuses primarily on:

         o  location;

         o  quality of service; and

         o  range of services offered.

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

                                    PART II.

                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                            RELATED SECURITY MATTERS

                        MARKET FOR CLASS A COMMON SHARES

         Our Class A common shares are traded on the NASDAQ National Market System under the symbol STNV. The following table sets forth the range of high and low bid information for our Class A common shares as reported by the NASDAQ National Market System for the indicated quarters during the period from the date of completion of our initial public offering of equity on April 28, 1999 through December 31, 1999.

                                                      HIGH          LOW
                                                      ----          ---

         Quarter ended June 30, 1999               $  18.250     $  14.500
         Quarter ended September 30, 1999          $  15.625     $  12.250
         Quarter ended December 31, 1999           $  12.625     $   5.125

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

         As required by our articles of incorporation, we will make distributions to our shareholders for each of our fiscal quarters prior to liquidation in an amount equal to 100% of our available cash, if any, for that quarter. We expect to make distributions of all available cash within approximately 45 days after the end of each quarter to holders of record on the applicable record date. Available cash, as defined in our articles of incorporation, generally means:

         o  all cash on hand at the end of any quarter; and

         o  borrowed after the end of any quarter for working capital purposes

         LESS:

         the amount of cash reserves that is necessary or appropriate in the reasonable discretion of our board of directors to:

         o  provide for the proper conduct of our business;

         o comply with applicable law or any of our debt instruments or other agreements; or

         o provide funds for distributions for any one or more of the next four fiscal quarters.

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

                         ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the periods and as of the dates indicated. In January 1996, our former parent, CBI Industries, was acquired by Praxair. The statement of operations data for each of the years ended December 31, 1997, 1998 and 1999 have been derived from and are qualified by reference to our audited consolidated financial statements included elsewhere in this Report. The statement of operations data for each of:

         o  the period from January 1, 1996 through November 27, 1996; and

         o  the period from November 27, 1996 through December 31, 1996 have been derived from, and are qualified by reference to, our audited consolidated financial statements not included in this Report. The statement of operations data for the year ended December 31, 1995 have been derived from the audited combined financial statements of Statia Terminals, Inc. and its subsidiaries and affiliates not included in this Report. The summary of historical consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes thereto and other financial information included elsewhere in this Report.

                                                      (Dollars in thousands except share amounts)
                                         ---------------------------------------------------------------------------------
                                         Pre-Castle Harlan Acquisition           Post-Castle Harlan Acquisition
                                         ----------------------------- ---------------------------------------------------
                                         Pre-Praxair
                                         Acquisition
                                         -----------
                                                        January 1,      November 17,
                                                           1996           1996
                                          Year Ended      Through        Through           Years Ended December 31,
                                         December 31,   November 27,   December 31,  -------------------------------------
                                            1995 (7)       1996 (7)       1996 (7)     1997           1998 (8)     1999
                                         ------------  -------------  -------------  ---------      ---------    ---------
STATEMENT OF OPERATIONS DATA:
Revenues ...............................  $ 135,541      $ 140,998      $  14,956    $ 142,499      $ 136,762    $ 168,343
Costs of revenues ......................    117,722        129,915         12,803      122,939        105,888      137,665
Gross profit ...........................     17,819         11,083          2,153       19,560         30,874       30,678
Administrative expenses ................      6,957          8,282            664        7,735          9,500        8,745
Operating income .......................     10,862          2,801          1,489       11,825         20,574       16,084
Loss (gain) on disposition of property
  and equipment ........................         59            (68)            --         (109)         1,652           --
Interest expense .......................      4,478          4,187          1,613       16,874         16,851       14,286
Provision for income taxes .............        390            629            132          780            320          780
Net income (loss) available to common
  stock.................................      4,569         (2,682)          (522)      (8,361)        (1,503)      (5,136)
Diluted loss per Class A common share(1)         --             --             --           --             --        (0.17)
Cash distributions declared per common
  share(1)...............................        --             --             --           --             --       0.7665

BALANCE SHEET DATA:
Total assets (2) .......................    230,283            N/M        260,797      246,479        245,610      236,297
Long-term debt (1) .....................     51,600            N/M        135,000      135,000        135,000      101,000
Redeemable preferred stock Series
  A through C(1)........................         --            N/M         40,000       40,000         40,000           --
Preferred stock Series D and E (1) (3)..         --            N/M         61,000       61,000         54,824           --
Preferred stock ........................     18,589            N/M             --           --             --           --
Total stockholders' equity (1) .........     91,001            N/M         58,982       50,621         43,331      109,698

NET CASH FLOW FROM (USED IN):
Operating activities ...................     11,476          9,108          2,235        9,770         18,190       13,665
Investing activities ...................    (36,908)      (102,890)      (178,033)     (12,935)        (4,092)      (8,578)
Financing activities (1) ...............     26,477         92,998        185,076           --         (6,150)      13,490

OPERATING DATA:
EBITDA (4) .............................     28,720         17,882          2,452       22,489         30,116       27,729
Adjusted EBITDA (5) ....................     28,720         20,822          2,452       22,489         32,568       33,578
Consolidated fixed charge coverage
  ratio under the indenture (6) ........         --             --          1.69x        1.45x           2.0x         2.0x
Operations sustaining capital
  expenditures..........................      9,975         12,887          1,203        4,401          9,000        7,219
Total capital expenditures .............     37,138        103,001          1,203        5,344         10,714        8,593
Capacity (in thousands of barrels) .....     20,387         20,387         20,387       20,387         19,566       18,738
Percentage capacity leased .............         76%            68%            74%          70%            91%          86%
Throughput (in thousands of barrels) ...    109,805         81,994         13,223      118,275        119,502       99,230
Vessel calls ...........................        973            922            108        1,030          1,027        1,028


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

(8) Includes the operations of Statia Terminals Southwest, Inc. through June 30, 1998.

         The selected quarterly financial data required by this item is included in note 18 of the notes to consolidated financial statements included under Item 8 of this Report.

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

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (Capacity and throughput in thousands of barrels)

                                                                       For the years ended
                                                                           December 31,
                                                             -----------------------------------------
                                                                 1997          1998          1999
                                                             -----------   -----------   -----------
             Netherlands Antilles and the Caribbean:
                 Total capacity                                  11,334        11,334        11,334
                 Capacity leased                                    76%           92%           90%
                 Throughput                                      62,944        74,158        61,737
                 Vessel calls                                       792           864           936

             Canada:
                 Total capacity                                   7,404         7,404         7,404
                 Capacity leased                                    70%           93%           79%
                 Throughput                                      53,011        43,468        37,493
                 Vessel calls                                       125           104            92

             All locations (1):
                 Total capacity                                  18,738        18,738        18,738
                 Capacity leased                                    74%           92%           86%
                 Throughput                                     115,955       117,626        99,230
                 Vessel calls                                       917           968         1,028


---------------
(1) The Brownsville, Texas, facility was sold on July 29, 1998. The statistics above exclude the operations of the Brownsville facility.

         A majority of our revenues are generated by product sales which fluctuate with global oil prices. As a result, we experience volatility in our revenue stream, which is not necessarily indicative of our profitability.

         Gross profit from terminaling services is generally higher than gross profit from product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in storage capacity leased. In addition, our operating costs are impacted by inflationary cost increases, changes in storage capacity and changes in ancillary services offered by us. Additions or reductions in storage, throughput and ancillary service revenues directly impact our gross profit. Costs for the procurement of petroleum products for sale are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold and volumes delivered.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated income statements.

                              RESULTS OF OPERATIONS
                             (Dollars in thousands)

                                                              For the years ended December 31,
                                           -------------------------------------------------------------------
                                                   1997                   1998                1999
                                           --------------------    --------------------   --------------------
                                                         % of                   % of                   % of
                                           Dollars     Revenues    Dollars     Revenues   Dollars     Revenues
                                           -------     --------    -------     --------   -------     --------
Revenues:
   Terminaling services .................   $  53,165     37.3%    $  66,625     48.7%    $  61,665     36.6%
   Product sales ........................      89,334     62.7%       70,137     51.3%      106,678     63.4%
                                            ---------    -----     ---------    -----     ---------    -----
     Total revenues .....................     142,499    100.0%      136,762    100.0%      168,343    100.0%
                                            ---------    -----     ---------    -----     ---------    -----
 Costs of revenues:
   Terminaling services .................      38,351     26.9%       40,739     29.8%       38,064     22.6%
   Product sales ........................      84,588     59.4%       65,149     47.6%       99,601     59.2%
                                            ---------    -----     ---------    -----     ---------    -----
     Total costs of revenues ............     122,939     86.3%      105,888     77.4%      137,665     81.8%
                                            ---------    -----     ---------    -----     ---------    -----
   Gross profit .........................      19,560     13.7%       30,874     22.6%       30,678     18.2%
 Administrative expenses ................       7,735      5.4%        9,500      6.9%        8,745      5.2%
 Special compensation expense ...........          --       --            --       --         4,099      2.4%
 Hurricane charges ......................          --       --           800      0.6%        1,750      1.0%
                                            ---------    -----     ---------    -----     ---------    -----
   Operating income .....................      11,825      8.3%       20,574     15.1%       16,084      9.6%
 Loss (gain) on disposition of
  property and equipment ................        (109)    (0.1)%       1,652      1.2%           --       --
 Interest expense .......................      16,874     11.8%       16,851     12.3%       14,286      8.5%
 Interest income ........................         555      0.4%          684      0.5%          846      0.5%
                                            ---------    -----     ---------    -----     ---------    -----
Income (loss) before provision for income
  taxes, preferred stock dividends and
  extraordinary charge ..................      (4,385)    (3.0)%       2,755      2.1%        2,644      1.6%

 Provision for income taxes .............         780      0.5%          320      0.2%          780      0.5%
 Preferred stock dividends ..............       3,196      2.2%        3,938      2.9%        2,257      1.4%
 Extraordinary charge related to early
   extinguishment of debt ...............          --       --            --       --         4,743      2.8%
                                            ---------    -----     ---------    -----     ---------    -----
   Net loss to common stockholders ......   $  (8,361)    (5.7%)   $  (1,503)    (1.0%)   $  (5,136)    (3.1%)
                                            =========    =====     =========    =====     =========    =====


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

                              REVENUES BY LOCATION
                             (Dollars in thousands)

                                                            For the years ended December 31,
                                          ------------------------------------------------------------------
                                                  1997                    1998                 1999
                                          ------------------      ------------------      ------------------
                                                       % of                    % of                    % of
                                          Dollars      Total      Dollars      Total      Dollars      Total
                                          -------      -----      -------      -----      -------      -----
Netherlands Antilles and the Caribbean   $ 122,042      85.6%    $ 114,091      83.4%    $ 149,852      89.0%
Canada                                      18,586      13.0%       21,058      15.4%       18,491      11.0%
Brownsville, Texas, facility                 1,871       1.4%        1,613       1.2%           --       --
                                         ---------    -------    ---------    -------    ---------   ------
    Total                                $ 142,499     100.0%    $ 136,762     100.0%    $ 168,343     100.0%
                                         =========    =======    =========    =======    =========   ======

                       OPERATING INCOME (LOSS) BY LOCATION
                             (Dollars in thousands)

                                                            For the years ended December 31,
                                          ------------------------------------------------------------------
                                                  1997                    1998                  1999
                                          ------------------      ------------------      ------------------
                                                       % of                    % of                    % of
                                          Dollars      Total      Dollars      Total      Dollars      Total
                                          -------      -----      -------      -----      -------      -----
Netherlands Antilles and the Caribbean    $10,301       87.1%     $ 14,442      70.2%     $ 12,981      80.7%
Canada                                      3,539       29.9%        6,625      32.2%        3,103      19.3%
Brownsville, Texas, facility               (2,015)     (17.0)%        (493)     (2.4)%          --       --
                                          -------     --------    --------    --------   ---------   ------
    Total                                 $11,825      100.0%     $ 20,574     100.0%     $ 16,084     100.0%
                                          =======     =======     ========    =======     ========   ======

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

         GROSS PROFIT

         Gross profit for the year ended December 31, 1999 was $30.7 million compared to $30.9 million for the same period of 1998, representing a decrease of $0.2 million, or 0.6%. The decrease in gross profit is primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of certain customers choosing not to renew their storage and throughput contracts due, in part, to reduced supply resulting from the accord established among many of the oil exporting nations.

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

         SPECIAL COMPENSATION EXPENSES

         As more fully discussed in notes 3 and 11 of the notes to consolidated financial statements, we recorded special compensation expense during the year ended December 31, 1999 of $4.1 million of which $2.2 million was a non-cash charge.

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

         During September 1998, Hurricane Georges damaged components of our St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, we recorded a charge of $0.8 million representing an insurance deductible of $0.5 million related to the hurricane damage and certain other costs resulting from the hurricane which will not be recovered through our insurance policies.

         LOSS ON SALE OF ASSETS

         As more fully discussed in note 15 of the notes to consolidated financial statements, we recognized a loss on the sale of Statia Terminals Southwest, Inc. during the year ended December 31, 1998 of $1.7 million.

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

         EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 3 of the notes to consolidated financial statements, we recognized an extraordinary charge of $4.7 million during the year ended December 31, 1999 in connection with the repurchase of $34.0 million of our 11 3/4% mortgage notes. There was no income tax effect associated with this extraordinary charge.

         NET LOSS

         Net loss to common stockholders was $5.1 million for the year ended December 31, 1999, as compared to a net loss of $1.5 million for the same period of 1998, an increase of $3.6 million. The increase in the net loss is attributable to the net effect of the factors discussed above.

         During 2000, we will continue to pursue our business strategy of:

         o developing strategic relationships with existing and potential customers,

         o  generating stable cash flow through long term contracts,

         o  offering customers a wide range of value added services, and

         o  developing terminaling opportunities in Canada.

         Should this strategy and other business development initiatives prove successful, and with the reduction of our interest expense and preferred stock dividends resulting from the IPO-related transactions discussed above, we expect to reverse the recent trend of producing annual net losses. Although we intend to pursue strategies which we expect to reverse the recent trend of annual net losses, our ability to do so will be subject to future economic conditions and to commercial, financial, and other factors, many of which are beyond our control. There can be no assurances that we will be able to meet our objectives in whole or in part, or at all.

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

         Revenues from terminaling services, for the year ended December 31, 1998 were $66.6 million compared to $53.2 million for the previous year, an increase of $13.4 million, or 25.3%. The improvement in terminaling services revenue for the year ended December 31, 1998 compared to the previous year was principally due to:

         o our ability to attract additional long-term customers who use our facilities as part of their strategic distribution networks;

         o additional vessel calls at St. Eustatius resulting in higher dock charges and emergency response fees; and

         o  contango conditions in the international petroleum markets.

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

         HURRICANE CHARGES

         During September 1998, Hurricane Georges damaged components of our St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, we recorded a charge of $0.8 million representing an insurance deductible of $0.5 million related to the hurricane damage and certain other costs resulting from the hurricane which will not be recovered through our insurance policies.

         LOSS ON SALE OF ASSETS

         As more fully discussed in note 15 of the notes to consolidated financial statements, we recognized a loss on the sale of Statia Terminals Southwest, Inc. during the year ended December 31, 1998 of $1.7 million.

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

                                                          Quarters Ended
                                  ---------------------------------------------------------------
                                    MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31        TOTAL
                                    --------        -------      ------------     -----------        -----
                 1998
      Total revenues               $  30,364       $  36,472      $  32,699         $ 37,227       $  136,762
      Operating income                 2,999           5,231          5,635            6,709           20,574
      EBITDA                           5,804           4,082          8,373           11,857           30,116

                 1999
      Total revenues               $  37,415       $  42,267      $  43,310         $ 45,351       $  168,343
      Operating income                 4,333           4,369          4,113            3,269           16,084
      EBITDA                           7,251           7,455          6,817            6,206           27,729


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

         CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities was $12.9 million, $4.1 million and $8.6 million for the years ended December 31, 1997, 1998 and 1999, respectively. Investing activities during 1997, 1998 and 1999 included purchases of property and equipment of $5.3 million, $10.7 million and $8.6 million, respectively. See "Capital Expenditures" below. Additionally, as more fully discussed in note 15 of the notes to consolidated financial statements, on July 29, 1998, we received $6.5 million of cash proceeds from the sale of our Brownsville, Texas, facility.

         During the year ended December 31, 1997, we spent $7.7 million related to the Castle Harlan acquisition. This amount includes:

         o $5.1 million paid in February 1997 to satisfy the remaining cash portion of the purchase price, and

         o  $2.6 million of commissions, fees and expenses.

         CASH FLOW FROM FINANCING ACTIVITIES

         Our cash flows from financing activities for the year ended December 31, 1999 were impacted by our initial public offering of equity which is more fully discussed in note 3 of the notes to consolidated financial statements. The gross proceeds of the offering were used primarily to redeem all of our outstanding Series A, B, C, D and E preferred stock ($94.8 million) and pay accrued dividends ($9.7 million), underwriters' discounts, fees, and other costs directly associated with the offering ($15.2 million). In addition, proceeds from the offering were invested and used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34 million of the 11 3/4% First Mortgage Notes previously issued by two of our subsidiaries ($37.7 million). In connection with the repurchase of the mortgage notes, we incurred a $4.7 million loss on the early extinguishment of debt.

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

         The debt service costs associated with the borrowings under the mortgage notes impose a significant burden on our liquidity. The mortgage notes accrue interest at 11 3/4% per annum payable semi-annually on May 15 and November 15. The mortgage notes will mature on November 15, 2003. As further discussed in note 5 of the notes to consolidated financial statements, the mortgage notes are redeemable in whole or in part at our option at any time on or after November 15, 2000 at redemption prices set forth in the indenture relating to the mortgage notes. Under the terms of the indenture, we may also forego the redemption process and repurchase the mortgage notes in the open market after November 15, 2000. Any time on or prior to November 15, 1999, we were allowed to redeem or repurchase up to 35% of the aggregate principal amount of the mortgage notes with the proceeds of one or more equity offerings. As further discussed above and in note 3 of the notes to consolidated financial statements, during May 1999, and in connection with our initial public offering of equity, we repurchased in the open market a principal amount of $34 million of the mortgage notes.

         The indenture generally limits the incurrence of additional debt by Statia Terminals International, limits the ability of Statia Terminals International to pay Statia Terminals Group dividends or make any other distribution to Statia Terminals Group, and limits the ability of Statia Terminals International to sell its assets. We may incur additional indebtedness as long as our fixed charge coverage ratio is at least 2.0 to 1. The fixed charge coverage ratio is the ratio of adjusted EBITDA to fixed charges, each computed as set forth in the indenture with respect to the mortgage notes. The indenture requires EBITDA for Statia Terminals International to be adjusted for specified non-cash income and expense items to compute adjusted EBITDA. Adjusted EBITDA for Statia Terminals International also excludes administrative expenses, and prior to the termination of the Castle Harlan management fee, excluded that fee incurred by Statia Terminals Group. Under the terms of the indenture, Statia Terminals International may not pay Statia Terminals Group any dividend if at the time of declaration:

         o a default or event of default under the indenture shall have occurred and be continuing or shall occur as a consequence thereof;

         o Statia Terminals International's consolidated fixed charge coverage ratio (as defined in the indenture) for the prior four full quarters is less than 2.0 to 1; or

         o the amount of such dividend, when added to the aggregate amount of all other dividends and specific other restricted payments made by Statia Terminals International after November 27, 1996 and not covered by other exceptions in the indenture, exceeds the sum specified below.

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

         As of March 16, 2000, no event of default existed and was continuing. The consolidated fixed charge coverage ratio as defined in the indenture was 2.0 to 1 at December 31, 1999. Additionally, at December 31, 1999, the sum of Statia Terminals International's dividends, restricted payments, aggregate consolidated net income (deficit) and capital stock proceeds was approximately $19.5 million.

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the mortgage notes, to fund working capital needs, capital expenditures and other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. It is unlikely that we will be able to repay the mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the mortgage notes, or redeem the mortgage notes from additional equity funds, on or after November 15, 2000, and before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem, all or a portion of the mortgage notes prior to their maturity. Although we intend to refinance and believe that we will be able to refinance the mortgage notes during the November 15, 2000, to November 15, 2003, time period, our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to commercial, financial, and other factors, many of which are beyond our control. There can be no assurances that we will be able to repay at maturity or refinance our indebtedness in whole or in part, or at all, on terms acceptable to us. If we are unable to repay or refinance the mortgage notes at or prior to maturity, we will be forced to adopt alternative strategies that may include seeking additional equity capital.

         It is anticipated that any common share arrearages will not adversely impact our ability to repay or refinance the mortgage notes since the mortgage notes are obligations of two of our subsidiaries, not of Statia Terminals Group.

Depending on the terms and conditions of any refinancing of the mortgage notes, our ability to pay the target quarterly distributions and common share arrearages may be impacted.

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

                   SUMMARY OF CAPITAL EXPENDITURES BY LOCATION
                             (Dollars in thousands)

                                                    PRODUCE           SUSTAIN
                                                  INCREMENTAL         EXISTING
                                                    REVENUES         OPERATIONS            TOTAL          % OF TOTAL
                                                  -----------         --------             -----          ----------

YEAR ENDED DECEMBER 31, 1997
   Netherlands Antilles                             $    696        $   2,860         $    3,556              66.5%
   Canada                                                120              834                954              17.9%
   Brownsville, Texas, facility (1)                      125              100                225               4.2%
   All other United States (2)                            --              609                609              11.4%
                                                    --------        ---------         ----------           --------
     Total                                          $    941        $   4,403         $    5,344             100.0%
                                                    ========        =========         ==========           ========

YEAR ENDED DECEMBER 31, 1998
   Netherlands Antilles                             $    667        $   5,990         $    6,657              62.1%
   Canada                                                829              476              1,305              12.2%
   Brownsville, Texas, facility (1)                      218               94                312               2.9%
   All other United States (2)                            --            2,440              2,440              22.8%
                                                    --------        ---------         ----------           --------
     Total                                          $  1,714        $   9,000         $   10,714             100.0%
                                                    ========        =========         ==========           ========

YEAR ENDED DECEMBER 31, 1999
   Netherlands Antilles                             $    586        $   4,613         $    5,199              60.5%
   Canada                                                416            1,602              2,018              23.5%
   United States (2)                                      --            1,376              1,376              16.0%
                                                    --------        ---------         ----------           --------
     Total                                          $  1,002        $   7,591         $    8,593             100.0%
                                                    ========        =========         ==========           ========

------------------
(1)  We sold our Brownsville, Texas, facility on July 29, 1998.

(2) Includes expenditures for U.S. flagged marine equipment utilized primarily in the Netherlands Antilles.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         We are subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of our operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm water, and the disposal of non-hazardous and hazardous waste. In 1997, 1998 and 1999, our capital expenditures for compliance with environmental, health and safety laws and regulations were approximately $1.3 million, $2.7 million and $2.5 million, respectively. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $0.2 million, $0.9 million and $1.2 million in 1997, 1998 and 1999, respectively. We believe we are presently in substantial compliance with applicable laws and regulations governing environmental, health and safety matters.

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

         We accrued a total of $1.5 million during 1996 to cover environmental, health and safety costs we have identified as not being covered by the Praxair agreement as well as the $0.5 million identified above. Through December 31, 1999, $42,000 of this amount had been expended. We periodically review the adequacy of this accrual and during 1999 determined $0.25 million originally provided for environmental contingencies at our St. Eustatius facility were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of revenues. We believe that environmental, health and safety costs will not have a material adverse effect on the Company's financial position, cash flows or results of operations, subject to reimbursements from Praxair.

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


--------------
(1)      Member of Executive Committee.
(2)      Member of Compensation Committee.
(3)      Member of Audit Committee.

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

                                                                                   Long-Term
                                                                                 Compensation
                                                                                    Awards
                                                                                --------------
                                                                                    Shares
                                            Annual                                Underlying
         Name and                        Compensation         Other Annual       Options/SARs         All Other
  Principal Position (1)      Year   Salary($)  Bonus($)    Compensation($)(2)   (#Shares)(3)     Compensation($)(4)
  ----------------------      ----   ---------  --------    ------------------   ------------     ------------------
James G. Cameron              1999    $292,596  $187,514        $ 576,959              --             $ 69,476
                              1998    275,482    211,875               --             615               69,525
                              1997    248,655     97,050               --             630               68,077

Thomas M. Thompson, Jr.       1999    253,269    158,417          449,857              --               16,696
                              1998    241,549    173,750               --             490               16,677
                              1997    208,434     79,000               --             500               15,449

Robert R. Russo               1999    228,846    148,718          395,589              --               14,897
                              1998    199,232    145,000               --             425               13,816
                              1997    178,883     68,400               --             430               12,680

Jack R. Pine                  1999    163,010     77,592          196,604              --               12,098
                              1998    161,929     97,500               --             185               11,410
                              1997    129,450     51,550               --             190               10,648

John D. Franklin              1999    149,616     77,592          173,278              --               11,162
                              1998    139,616     97,500               --             185               10,784
                              1997    128,653     49,250               --             190               10,059

James F. Brenner              1999    154,731     77,592          154,713              --               11,462
                              1998    130,289     91,250           57,587             175               10,941
                              1997    108,895     43,400               --             165                9,033

---------------------

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

         AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1999
                           AND YEAR-END OPTION VALUES

                                                         Number of Shares Underlying          Value of Unexercised
                              Shares                        Unexercised Options at           In-the-Money Options at
                             Acquired                         December 31, 1999                 December 31, 1999
                                On          Value       -----------------------------     ----------------------------
           Name            Exercise(1)    Realized(1)   Exercisable     Unexercisable     Exercisable    Unexercisable
           ----            -----------    -----------   -----------     -------------     -----------    -------------
James G. Cameron              1,245        $1,104,315        0               0                  0              0
Thomas M. Thompson, Jr.         990           878,130        0               0                  0              0
Robert R. Russo                 855           758,385        0               0                  0              0
Jack R. Pine                    375           332,625        0               0                  0              0
John D. Franklin                375           332,625        0               0                  0              0
James F. Brenner                340           301,580        0               0                  0              0



----------------

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

                                                         4/28/99         6/30/99          9/30/99         12/31/99
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

                                             COMMON SHARES              SUBORDINATED SHARES (1)           INCENTIVE RIGHTS(1)
                                     --------------------------      --------------------------      --------------------------
         NAME & ADDRESS OF                           PERCENT OF                       PERCENT OF                     PERCENT OF
      BENEFICIAL OWNER(2)(3)         # OF SHARES    OUTSTANDING      # OF SHARES     OUTSTANDING     # OF SHARES     OUTSTANDING
      ----------------------         -----------    -----------      -----------     -----------     -----------     -----------
James G. Cameron ..............             --           --           195,488               5.1          1,954.88          5.1
Thomas M. Thompson, Jr ........            110            *           152,424               4.0          1,542.24          4.0
Robert R. Russo ...............             --           --           134,035               3.5          1,340.35          3.5
Jack R. Pine ..................             --           --            66,615               1.8            666.15          1.8
John D. Franklin ..............             --           --            58,711               1.5            587.11          1.5
James F. Brenner ..............             --           --            52,420               1.4            524.20          1.4
John K. Castle(4)
  c/o Castle Harlan, Inc.
  150 East 58th Street
  New York, NY 10155 ..........             --           --         3,800,000             100.0            38,000        100.0
David B. Pittaway .............             --           --            16,129                 *            161.29            *
Justin B. Wender ..............             --           --               806                 *              8.06            *
James L. Holloway III .........             --           --            12,097                 *            120.97            *
Francis Jungers ...............         21,050            *            16,129                 *            161.29            *
Jonathan R. Spicehandler ......             --           --            16,129                 *            161.29            *
Ernest Voges ..................             --           --             8,065                 *             80.65            *
All directors and executive
  officers as a group (13 in
  number) .....................         21,160            *         3,800,000             100.0            38,000        100.0
Castle Harlan Partners II L.P.,
  affiliates and Castle Harlan
  employees(4)
  c/o Castle Harlan, Inc.
  150 East 58th Street
  New York, NY 10155 ..........             --           --         3,800,000             100.0            38,000        100.0
Statia Terminals Holdings N.V .             --           --         3,800,000             100.0            38,000        100.0

--------------

*    Beneficially owns less than one percent of such class of stock.

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

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              MANAGEMENT AGREEMENT

         As part of the acquisition by Castle Harlan Partners II L.P., Statia Terminals Group entered into a management agreement with Castle Harlan, Inc. providing for the payment to Castle Harlan, Inc., subject to certain conditions, of an annual management fee of $1.35 million, plus expenses, for advisory and strategic planning services in relation to the day-to-day affairs of Statia Terminals Group. Such services were performed at the discretion of Castle Harlan, Inc. The management agreement also entitled Castle Harlan, Inc. to additional compensation should it perform services for Statia Terminals Group related to certain financing activities, including initial public offerings. Statia Terminals Group compensated Castle Harlan, Inc. $0.78 million for services performed in relation to our initial public offering of equity. In the event the net proceeds from any sale of the M/V STATIA RESPONDER exceeded a specified threshold, Castle Harlan, Inc. would have been entitled to an additional payment of up to $1 million. Under the indenture relating to the mortgage notes, dividends from Statia Terminals International to Statia Terminals Group permitting Statia Terminals Group to pay Castle Harlan's annual management fee and expenses are excepted from the limitation on restricted payments so long as no default or event of default exists. During the years ended December 31, 1997 and 1998, Statia Terminals International paid dividends to Statia Terminals Group of $2.7 million and $1.5 million, respectively, related to this agreement. This management agreement was amended and restated at the closing of our initial public offering of equity on April 28, 1999, to eliminate the $1.35 million management fee and require that any such services be provided only at the request of Statia Terminals Group. Statia Terminals Group has not requested any such services subsequent to April 28, 1999, nor has Castle Harlan, Inc. provided any such services. Accordingly, no management fee expense has been recorded subsequent to April 28, 1999. The amended and restated management agreement continues to provide for reimbursement of ordinary and necessary expenses and a continuing indemnity for the period up to the termination date of November 27, 2006, and any extension thereto.

                        EFFECT OF INITIAL PUBLIC OFFERING

         Prior to our initial public offering of equity and the capital restructuring associated with the offering:

         o Castle Harlan or its affiliates held 13,850 shares of Series D preferred stock, 33,750 shares of Series E preferred stock and 33,750 shares of the then outstanding common stock; and

         o individual directors and members of our management held 4,724 shares of Series E preferred stock and 4,724 shares of the then outstanding common stock and options to acquire an additional 6,145 shares of common stock.

         Pursuant to the capital restructuring associated with the offering:

         o Statia Terminals Group's Series D preferred stock and Series E preferred stock were redeemed at their liquidation preference;

         o all shares of outstanding common stock consisting of 47,119 shares, which included an additional 6,145 shares of common stock issued upon exercise of options by the closing of the offering, were reclassified as 471,190 Class B subordinated shares;

         o Statia Terminals Group issued an additional 3,328,810 Class B subordinated shares plus 38,000 Class C incentive rights to the holders of the remaining common stock;

         o all of the Class B subordinated shares and Class C incentive rights were transferred at the closing to Statia Terminals Holdings N.V. in exchange for common shares of Statia Terminals Holdings; and

         o all of the shares of Petroterminal de Panama, S.A. then owned by Statia Terminals Group which were transferred at the closing to Castle Harlan, its affiliates, certain directors, and members of management were subsequently transferred to Statia Terminals Cayman, Inc.

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

                  The following consolidated financial statements of Statia Terminals Group N.V. and its subsidiaries are filed in response to Item 8 of this Report:

                                                                                        PAGE
                                                                                        ----
                  Report of Independent Certified Public Accountants                    F-1
                  Consolidated Balance Sheets
                           as of December 31, 1998 and 1999                             F-2
                  Consolidated Statements of Income (Loss)
                           for the years ended December 31, 1997, 1998 and 1999         F-4
                  Consolidated Statements Stockholders' Equity
                           for the years ended December 31, 1997, 1998 and 1999         F-5
                  Consolidated Statements of Cash Flows
                           for the years ended December 31, 1997, 1998 and 1999         F-6
                  Notes to consolidated financial statements                            F-7

         2.       Financial Statement Schedules

                  See note 17 to our consolidated financial statements for required financial statement schedules.

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

Arthur Andersen LLP

West Palm Beach, Florida,
    January 26, 2000.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                              December 31,
                                                                                       ------------------------
                                                                                         1998             1999
                                                                                       --------         --------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                           $ 14,061         $  5,658
   Accounts receivable-
     Trade, less allowance for doubtful accounts of $785 and $804 in 1998
       and 1999, respectively                                                             7,562           12,957
     Other                                                                                2,328            3,704
   Inventory, net                                                                         4,528            3,239
   Prepaid expenses                                                                       1,417            1,723
                                                                                       --------         --------
           Total current assets                                                          29,896           27,281

PROPERTY AND EQUIPMENT, net                                                             209,970          206,031

OTHER NONCURRENT ASSETS, net                                                              5,744            2,985
                                                                                       --------         --------

       Total assets                                                                    $245,610         $236,297
                                                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                    $  9,306         $ 14,086
   Accrued interest payable                                                               2,027            1,516
   Dividends payable                                                                      7,440               --
   Other accrued expenses                                                                 8,506            7,084
                                                                                       --------         --------
     Total current liabilities                                                           27,279           22,686

DISTRIBUTIONS PAYABLE                                                                        --            2,913
LONG-TERM DEBT- 11-3/4% FIRST MORTGAGE NOTES                                            135,000          101,000
                                                                                       --------         --------

     Total liabilities                                                                  162,279          126,599

REDEEMABLE PREFERRED STOCK:
   Series A, $0.10 par value, 20,000 shares authorized, issued and outstanding at December 31, 1998. No shares authorized, issued or outstanding at
     December 31, 1999                                                                   20,000               --
   Series B, $0.10 par value, 10,000 shares authorized, issued and outstanding at December 31, 1998. No shares authorized, issued or outstanding at
     December 31, 1999                                                                   10,000               --
   Series C, $0.10 par value, 10,000 shares authorized, issued and outstanding at December 31, 1998. No shares authorized, issued or outstanding at
     December 31, 1999                                                                   10,000               --




                            (continued on next page)


   The accompanying notes are an integral part of these financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)

                                                                                                 December 31,
                                                                                         ----------------------------
                                                                                            1998              1999
                                                                                         ---------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (CONTINUED)

STOCKHOLDERS' EQUITY:
   Preferred stock:
     Series D, $0.10 par value, 20,000 shares authorized and issued, 13,850 shares outstanding at December 31, 1998. No shares authorized,
       issued or outstanding at December 31, 1999                                           13,850                 --
     Series E, $0.10 par value, 209,500 shares authorized, 41,000 shares issued,
       40,974 shares outstanding at December 31, 1998. No shares
       authorized, issued or outstanding at December 31, 1999                               40,974                 --
                                                                                         ---------          ---------
              Total preferred stock                                                         54,824                 --

   Common stock, $0.10 par value, 100,500 shares authorized, 40,974 shares issued and outstanding at December 31, 1998. No shares authorized,
     issued or outstanding at December 31, 1999                                                  4                 --
   Class A common shares, $0.01 par value, 20,000,000 shares authorized,
     7,600,000 shares issued and 7,227,700 shares outstanding at December 31,
     1999.  No shares authorized, issued or outstanding at December 31, 1998                    --                 76
   Class B subordinated shares, $0.01 par value, 7,800,000 shares authorized,
     3,800,000 shares issued and outstanding at December 31, 1999. No shares
     authorized, issued or outstanding at December 31, 1998                                     --                 38
   Class C incentive rights, $0.01 par value, 2,200,000 shares authorized,
     38,000 shares issued and outstanding at December 31, 1999. No shares
     authorized, issued or outstanding at December 31, 1998                                     --                 --
   Additional paid-in-capital                                                                  363            129,834
   Notes receivable from stockholders                                                       (1,474)            (1,474)
   Accumulated deficit                                                                     (10,386)           (16,522)
   Class A common shares in treasury, at cost, 372,300 shares
     at December 31, 1999                                                                       --             (2,254)
                                                                                         ---------          ---------
              Total stockholders' equity                                                    43,331            109,698
                                                                                         ---------          ---------

              Total liabilities and stockholders' equity                                 $ 245,610          $ 236,297
                                                                                         =========          =========




   The accompanying notes are an integral part of these financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                  December 31,
                                                                                -----------------------------------------
                                                                                   1997            1998            1999
                                                                                ---------       ---------       ---------
REVENUES:
   Terminaling services                                                         $  53,165       $  66,625       $  61,665
   Product sales                                                                   89,334          70,137         106,678
                                                                                ---------       ---------       ---------
     Total revenues                                                               142,499         136,762         168,343
                                                                                ---------       ---------       ---------

COSTS OF REVENUES:
   Terminaling services                                                            38,351          40,739          38,064
   Product sales                                                                   84,588          65,149          99,601
                                                                                ---------       ---------       ---------
     Total costs of revenues                                                      122,939         105,888         137,665
                                                                                ---------       ---------       ---------
   Gross profit                                                                    19,560          30,874          30,678

ADMINISTRATIVE EXPENSES                                                             7,735           9,500           8,745
SPECIAL COMPENSATION EXPENSE                                                           --              --           4,099
HURRICANE CHARGES                                                                      --             800           1,750
                                                                                ---------       ---------       ---------
   Operating income                                                                11,825          20,574          16,084

LOSS (GAIN) ON DISPOSITION OF PROPERTY AND EQUIPMENT                                 (109)          1,652              --
INTEREST EXPENSE                                                                   16,874          16,851          14,286
INTEREST INCOME                                                                       555             684             846
                                                                                ---------       ---------       ---------
   Income (loss) before provision for income taxes, preferred stock
     dividends and extraordinary charge                                            (4,385)          2,755           2,644

PROVISION FOR INCOME TAXES                                                            780             320             780
                                                                                ---------       ---------       ---------
   Income (loss) before preferred stock dividends and extraordinary charge         (5,165)          2,435           1,864

PREFERRED STOCK DIVIDENDS                                                           3,196           3,938           2,257
                                                                                ---------       ---------       ---------
   Loss before extraordinary charge                                                (8,361)         (1,503)           (393)

EXTRAORDINARY CHARGE RELATED TO EARLY
   EXTINGUISHMENT OF DEBT                                                              --              --           4,743
                                                                                ---------       ---------       ---------
     Net loss to common stockholders                                            $  (8,361)      $  (1,503)      $  (5,136)
                                                                                =========       =========       =========

BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary charge                                            $      --       $      --       $    0.66
  Extraordinary charge                                                                 --              --           (0.92)
                                                                                ---------       ---------       ---------
     Net loss to common stockholders                                            $      --       $      --       $   (0.26)
                                                                                =========       =========       =========

DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary charge                                            $      --       $      --       $    0.44
  Extraordinary charge                                                                 --              --           (0.61)
                                                                                ---------       ---------       ---------
     Net loss to common stockholders                                            $      --       $      --       $   (0.17)
                                                                                =========       =========       =========

BASIC EARNINGS PER SUBORDINATED SHARE:
     Loss before extraordinary charge                                           $   (2.53)      $   (0.45)      $   (1.04)
     Extraordinary charge                                                              --              --              --
                                                                                ---------       ---------       ---------
       Net loss to common stockholders                                          $   (2.53)      $   (0.45)      $   (1.04)
                                                                                =========       =========       =========

DILUTED EARNINGS PER SUBORDINATED SHARE:
     Loss before extraordinary charge                                           $   (2.53)      $   (0.45)      $   (1.04)
     Extraordinary charge                                                              --              --              --
                                                                                ---------       ---------       ---------
       Net loss to common stockholders                                          $   (2.53)      $   (0.45)      $   (1.04)
                                                                                =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                PREFERRED STOCK -                                       NOTES
                                                                  SERIES D AND E          COMMON STOCK    ADDITIONAL  RECEIVABLE
                                                              -------------------    --------------------  PAID-IN       FROM
                                                               SHARES     AMOUNT       SHARES      AMOUNT   CAPITAL   STOCKHOLDERS
                                                              -------    --------    -----------   ------  ---------  ------------

BALANCE, December 31, 1996                                     61,000    $ 61,000         41,000    $  4   $      --    $(1,500)

Net loss to common stockholders                                    --          --             --      --          --         --
                                                              -------    --------    -----------    ----   ---------    -------

BALANCE, December 31, 1997                                     61,000      61,000         41,000       4          --     (1,500)

Net loss to common stockholders                                    --          --             --      --          --         --
Amortization expense related to issuance of stock options          --          --             --      --         363         --
Retirement of Series D preferred stock                         (6,150)     (6,150)            --      --          --         --
Other                                                             (26)        (26)           (26)     --          --         26
                                                              -------    --------    -----------    ----   ---------    -------

BALANCE, December 31, 1998                                     54,824      54,824         40,974       4         363     (1,474)

Net loss to common stockholders                                    --          --             --      --          --         --
Net proceeds from initial public offering of Class A common        --          --      7,600,000      76     136,681         --
shares

Exercise of stock options, reclassification of subordinated
  shares and issuance of additional subordinated shares
  and incentive rights                                             --          --      3,797,026      34          --         --

Redemption of preferred stock                                 (54,824)    (54,824)            --      --          --         --
Compensation to Castle Harlan for services performed in
  relation to initial public offering of Class A
  common shares                                                    --          --             --      --        (778)        --
Dividend of Petroterminal de Panama                                --          --             --      --          --         --
Vesting of compensatory stock options                              --          --             --      --       2,152         --
Amortization expense related to common stock options               --          --             --      --         154         --
Class A common shares and Class B subordinated shares
  distributions declared                                           --          --             --      --      (8,738)        --
Purchase of Class A common shares as treasury stock                --          --             --      --          --         --
                                                              -------    --------    -----------    ----   ---------    -------

BALANCE, December 31, 1999                                         --    $     --     11,438,000    $114   $ 129,834    $(1,474)
                                                              =======    ========    ===========    ====   =========    =======





                                                                          CLASS A
                                                                           COMMON
                                                             ACCUMULATED  SHARES IN
                                                              DEFICIT     TREASURY     TOTAL
                                                              --------    --------   ---------

BALANCE, December 31, 1996                                    $   (522)   $    --    $  58,982

Net loss to common stockholders                                 (8,361)        --       (8,361)
                                                              --------    -------    ---------

BALANCE, December 31, 1997                                      (8,883)        --       50,621

Net loss to common stockholders                                 (1,503)        --       (1,503)
Amortization expense related to issuance of stock options           --         --          363
Retirement of Series D preferred stock                              --         --       (6,150)
Other                                                               --         --           --
                                                              --------    -------    ---------

BALANCE, December 31, 1998                                     (10,386)        --       43,331

Net loss to common stockholders                                 (5,136)        --       (5,136)
Net proceeds from initial public offering of Class A common         --         --      136,757
shares

Exercise of stock options, reclassification of subordinated
  shares and issuance of additional subordinated shares
  and incentive rights                                              --         --           34

Redemption of preferred stock                                       --         --      (54,824)
Compensation to Castle Harlan for services performed in
  relation to initial public offering of Class A
  common shares                                                     --         --         (778)
Dividend of Petroterminal de Panama                             (1,000)        --       (1,000)
Vesting of compensatory stock options                               --         --        2,152
Amortization expense related to common stock options                --         --          154
Class A common shares and Class B subordinated shares
  distributions declared                                            --         --       (8,738)
Purchase of Class A common shares as treasury stock                 --     (2,254)      (2,254)
                                                              --------    -------    ---------

BALANCE, December 31, 1999                                    $(16,522)   $(2,254)   $ 109,698
                                                              ========    =======    =========



   The accompanying notes are an integral part of these financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 December 31,
                                                                        ---------------------------------
                                                                           1997        1998        1999
                                                                        --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss to common stockholders                                      $ (8,361)   $ (1,503)   $  (5,136)
     Adjustments to reconcile net loss to common stockholders to net cash provided by operating activities:
     Depreciation, amortization, and certain non-cash charges             10,911      12,383       11,686
     Preferred stock dividends accrued                                     3,196       3,938        2,257
     Provision for bad debts                                                  11          72           20
     Extraordinary charge on early extinguishment of debt                     --          --        4,743
     Hurricane charges                                                        --         800        1,750
     Non-cash special compensation expense                                    --          --        2,152
     Loss (gain) on disposition of property and equipment                   (109)      1,652           --
     (Increase) decrease in accounts receivable - trade                    2,060       2,458       (5,415)
     (Increase) decrease in other accounts receivables                       747          20       (1,376)
     (Increase) decrease in inventory                                      3,722      (3,281)       1,289
     (Increase) decrease in prepaid expense                                 (453)         72       (1,084)
     (Increase) decrease in other noncurrent assets                         (123)          6          (70)
     Increase (decrease) in accounts payable                              (2,202)      1,574        4,780
     Increase (decrease) in accrued expenses                                 371          (1)      (1,931)
                                                                        --------    --------    ---------
       Net cash provided by operating activities                           9,770      18,190       13,665
                                                                        --------    --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (5,344)    (10,714)      (8,593)
   Proceeds from sale of property and equipment                              112         122           15
   Proceeds from sale of Statia Terminals Southwest, Inc.                     --       6,500           --
   Accrued transaction costs and purchase price adjustments               (7,703)         --           --
                                                                        --------    --------    ---------
     Net cash used in investing activities                               (12,935)     (4,092)      (8,578)
                                                                        --------    --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering of Class A common shares         --          --      136,757
   Redemption of preferred stock                                              --      (6,150)     (94,824)
   Repurchase of First Mortgage Notes                                         --          --      (37,681)
   Payment of preferred stock dividends                                       --          --       (9,697)
   Payment of Class A common share distributions                              --          --       (5,825)
   Borrowings under revolving credit facility                                 --          --        3,403
   Repayments of revolving credit facility                                    --          --       (3,403)
   Purchase of Class A common shares as treasury stock                        --          --       (2,254)
   Issuance of additional Class B subordinated shares and Class C
     incentive rights                                                         --          --           34
                                                                        --------    --------    ---------
     Net cash used in financing activities                                    --      (6,150)     (13,490)
                                                                        --------    --------    ---------

     Increase (decrease) in cash and cash equivalents                     (3,165)      7,948       (8,403)

CASH AND CASH EQUIVALENTS, at beginning of year                            9,278       6,113       14,061
                                                                        --------    --------    ---------

CASH AND CASH EQUIVALENTS, at end of year                               $  6,113    $ 14,061    $   5,658
                                                                        ========    ========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for taxes                                                  $    513    $    369    $     677
                                                                        ========    ========    =========
   Cash paid for interest                                               $ 15,334    $ 15,940    $  14,012
                                                                        ========    ========    =========

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

         The Company includes the following primary entities (collectively, the "Statia Operations"): Statia Terminals Group N.V. ("Group"), Statia Terminals International N.V. ("Statia"), Statia Terminals N.V. (each incorporated in the Netherlands Antilles), Statia Terminals Canada, Inc. (incorporated in Nova Scotia, Canada) and Statia Terminals Southwest, Inc. (incorporated in Texas, the "Brownsville Facility") which was sold in July 1998 (see Note 15). Significant intercompany balances and transactions have been eliminated.

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

     ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         The Company is subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of its operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm water, and the disposal of non-hazardous and hazardous waste. Expenditures for environmental, health and safety matters, which benefit future periods and qualify as property and equipment, are capitalized and depreciated over the respective lives of the assets. During the years ended December 31, 1997, 1998, and 1999, such expenditures aggregated approximately $1,300, $2,700, and $2,500, respectively. The Company expenses, on a current basis, routine operational compliance costs. During the years ended December 31, 1997, 1998, and 1999, such costs aggregated approximately $200, $900, and $1,200, respectively.

         The Company accrues for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount can be reasonably estimated. The Company recognizes amounts recoverable from third parties when the collection of such amounts is probable. Recoverable amounts and accrued costs are included in Accounts receivable - Other and Other accrued expenses, respectively. See Note 12 for a further discussion of such matters.

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

         The following additional information is presented with respect to the Company's earnings per share amounts:

                                                                    For the Years Ended December 31,
                                                                   -----------------------------------
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

     RECLASSIFICATIONS

         Certain reclassifications were made to the 1997 and 1998 financial statements and notes thereto in order to conform to the 1999 presentation.

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)


         The following unaudited pro forma consolidated results of operations for the year ended December 31, 1999, were prepared to illustrate the estimated effects of:

         o  the elimination of the Castle Harlan management fee discussed in
            Note 13, and

         o the use of the net proceeds from the initial public offering of equity and the restructuring,

(collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of the period. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.

        Revenues                                                    $ 168,343

        Operating income                                               20,626

        Net income available to common stockholders                     7,873

        Diluted earnings per common share                                0.69

        Weighted average common shares outstanding                  7,593,000

        Diluted common shares outstanding                           11,393,000

4.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of December 31:

                                                                                      Useful Lives
                                                             1998          1999         In Years
                                                             ----          ----         --------
Land                                                      $    1,291    $    1,291
Land and improvements                                          7,679         6,872       5 - 20
Buildings and improvements                                     3,303         3,446      20 - 40
Plant machinery and terminals                                156,261       159,822       4 - 40
Mooring facilities and marine equipment                       50,453        51,701       4 - 40
Field and office equipment                                     2,497         4,068       3 - 15
Spare parts and hoses                                          2,908         2,687
Capital projects in process                                    5,395         6,501
                                                          ----------    ----------
     Total property and equipment, at cost                $  229,787    $  236,388
     Less accumulated depreciation                            19,817        30,357
                                                          ----------   -----------
     Property and equipment, net                          $  209,970    $  206,031
                                                          ==========    ==========

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

                                            Optional
                        Year            Redemption Price
                     ------------   -------------------------
                        2000                105.875%
                        2001                102.938%
                        2002                100.000%

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

         The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia. The Notes are also subject to certain financial covenants as set forth in the Indenture, the most restrictive of which include, but are not limited to the following: (i) a consolidated fixed charge coverage ratio for the prior four full fiscal quarters of at least 2.0 to 1, which, if met, will permit the Company to make additional borrowings above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness, and (iii) restrictions on certain payments. In addition, the Notes place restrictions on the Company's ability to pay dividends other than distributions from the proceeds of assets held for sale and certain management fees as discussed in
Note 13 below. Except with the occurrence of an event of default, subsidiaries of Statia have no restrictions upon transfers of funds in the form of dividends, loans or cash advances. The Company is in compliance with the financial covenants set forth in the Indenture except that the Company has not met the minimum consolidated fixed charge coverage ratio for certain periods which would have prevented the Company from making additional borrowings above the revolving credit facility discussed below.

         The Company has a revolving credit facility (the "Credit Facility") which allows certain of the Company's subsidiaries to borrow up to $17,500 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of 0.375% per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5% (9.0% at December 31, 1999). The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)


covenants. The Credit Facility does not restrict the Company's subsidiaries from transferring funds to the Company in the form of dividends, loans or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to the Company. The Credit Facility expires on November 27, 2000. At December 31, 1998 and 1999, the Company had approximately $7,982 and $10,603, respectively, available for borrowing under the Credit Facility as limited by the borrowing base computation and had no outstanding balance.

6.     CAPITAL STRUCTURE

         Each Class A common share and Class B subordinated share is entitled to one vote on issues brought before the Company's shareholders. The Class C incentive rights have no voting privileges.

         The Class A common shares are entitled, to the extent there is sufficient available cash as defined in the Company's articles of incorporation, to a target quarterly distribution of $0.45 per share, before the Company makes any distributions on its Class B subordinated shares. In general, the Company will make distributions of available cash, if any, first to the Class A common shares until each has received $0.45 per quarter plus any arrearages from prior quarters and second to the Class B subordinated shares until each has received $0.45 per quarter. Class B subordinated shares do not accrue distribution arrearages. If the Company makes quarterly distributions of available cash to the Class A common shares and Class B subordinated shares above specified additional distribution levels, the holders of Class C incentive rights will receive distributions that represent an increasing percentage of the total distributions made above those specified distribution levels. However, there are no assurances that the Company will be able to pay distributions to any of its classes of shares.

         The Company will defer making payment on the first $6,800 of distributions that would otherwise have been made on the Class B subordinated shares until the end of the deferral period, as defined in the Company's articles of incorporation. The deferral period will generally end once the Company meets certain financial tests, which are defined in the Company's articles of incorporation, but it cannot end prior to June 30, 2001. After the deferral period, the Company will pay to the Class B subordinated shares, until the deferred distributions have been paid in full, all available cash from operating surplus remaining after all common share arrearages are paid, and the target quarterly distribution is paid on all Class A common shares and Class B subordinated shares, prior to any further distribution.

         At the end of the subordination period as defined in the Company's articles of incorporation, each Class B subordinated share will convert to one Class A common share and will participate equally with the other Class A common shares, subject to the distribution rights of the Class C incentive rights, in future distributions of available cash. The Class A common shares will then no longer accrue distribution arrearages. The subordination period will generally end once the Company meets certain financial tests, which are defined in the Company's articles of incorporation, but it cannot end prior to June 30, 2004. If the Company satisfies the tests for ending the subordination period for any

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)


quarter ending on or after June 30, 2002, one-quarter of the Class B subordinated shares will convert into Class A common shares. If the Company satisfies these tests for any quarter ending on or after June 30, 2003, an additional one-quarter of the Class B subordinated shares will convert into Class A common shares. The early conversion of this second one-quarter of the Class B subordinated shares may not occur until at least one year following the early conversion of the first one-quarter of the Class B subordinated shares.

         Should the Company undergo a dissolution and liquidation, its assets will be sold or otherwise disposed of. The Company will apply the proceeds of liquidation first to the payment of its creditors in order of their priority. Then any remaining proceeds will be distributed to the holders of the Class A common shares, Class B subordinated shares and Class C incentive rights in order of their priority. In liquidation, the holders of Class A common shares will be entitled to receive their unrecovered initial price and the target quarterly distribution due on such common shares plus any unpaid common share arrearages before any distribution is made to holders of the Class B subordinated shares.

7.       PREFERRED STOCK

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)


8.       NOTES RECEIVABLE FROM STOCKHOLDERS

         Notes receivable from stockholders represent nonrecourse loans made by the Company to certain members of management and are secured by pledges of the Company's common stock. The original loans bore interest at 6.49% and were due on the earlier of (i) November 26, 2003, or (ii) sale of the Company's common stock. In April 1999 and in conjunction with our initial public offering of equity, these loans were replaced with new loans aggregating $1,474 and bearing interest at 5.17%. The maturity of the new loans is the earlier of (1) April 28, 2009 or (2) sale of the pledged stock. These loans have been classified as a reduction to stockholders' equity in the accompanying financial statements.

9.       LEASES

         The Company rents certain facilities and marine equipment under cancelable and noncancelable operating leases. Rental expense on operating leases was $3,763, $3,409 and $3,619 for the years ended December 31, 1997, 1998, and 1999, respectively. Future rental commitments during the years ending 2000 through 2004 are $4,151, $5,025, $5,011, $4,273 and $1,879, respectively.

10.      INCOME TAXES

         The sources of income (loss) by jurisdiction before the provision for income taxes, preferred stock dividends and extraordinary charge are:

                               For the Years Ended December 31,
                           -----------------------------------------
                               1997          1998          1999
                           ------------  ------------  ------------

U.S.                        $  (1,823)    $    (362)    $      41
Non-U.S.                       (2,562)        3,117         2,603
                            ----------    ---------     ---------
                            $  (4,385)    $   2,755     $   2,644
                            ==========    =========     =========

         The provision for income taxes consisted of:

                               For the Years Ended December 31,
                           -----------------------------------------
                               1997          1998          1999
                           ------------  ------------  ------------
   Current:
      U.S.                    $    (128)    $     --      $     123
      State                         (42)          --           -
      Non-U.S.                     (610)         (320)         (903)
                              ----------    ----------    ----------
                              $    (780)    $    (320)    $    (780)
                              ----------    ----------    ----------

   Deferred:
      U.S.                           --            --            --
                              ----------    ----------    ----------
         Total provision      $    (780)    $    (320)    $    (780)
                              ==========    ==========    ==========

         The components of the deferred income tax provision relate to book versus tax differences in computing depreciation expense.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)


         A reconciliation of income taxes at the U.S. statutory rate of 35% to the Company's provision for income taxes is as follows:

                                                                              For the Years Ended December 31,
                                                                          ------------------------------------------
                                                                              1997           1998          1999
                                                                          ------------   ------------  ------------
Income (loss) before provision for income taxes, preferred stock
  dividends and extraordinary charge                                       $  (4,385)     $   2,755     $   2,644
                                                                           ----------     ----------    ---------

Tax (provision) benefit at U.S. statutory rate                                 1,535           (964)         (925)
State income taxes                                                               (14)            --            --
Non-U.S. tax rate differential and losses without tax benefit                 (2,301)           644           145
                                                                           ----------     ----------    ---------
                                                                           $    (780)     $    (320)    $    (780)
                                                                           ==========     ==========    ==========

         The principal temporary differences included on the balance sheets, as of December 31, are:

                                                1998           1999
                                              --------       --------

Net operating loss and ITC carryforwards      $ 28,080       $ 26,146
Valuation allowance                            (28,080)       (26,146)
                                              --------       --------
                                              $     --       $     --
                                              ========       ========

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

         Certain of the Company's Netherlands Antilles subsidiaries are not part of the Free Zone and Profit Tax Agreement and, accordingly, pay Netherlands

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)


Antilles federal income tax at an effective tax rate of up to 45%. Approximately $67, $28 and $48 of Netherlands Antilles profit tax is included in the Non-U.S. tax provision for the years ended December 31, 1997, 1998 and 1999, respectively.

11.      STOCK OPTIONS

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

         During December 1998, 2,895 shares of common stock were granted to certain employees of the Company pursuant to incentive stock options at an exercise price of $0.10. The Company recorded the required compensation expense under APB 25 on the date of grant representing the difference between the fair value of the options and the exercise price of $0.10 per share amortized over the vesting period of five years. The fair value of such options was determined based on an independent appraisal of the Company's common stock on the date of grant to be $810 per share. The total amount of compensation expense recognized during 1998 and credited to additional paid-in capital related to such options was $39 and is included in costs of revenues and administrative expense. During the period from January 1, 1999 to April 28, 1999, $154 related to these options was amortized as compensation expense and credited to additional paid-in capital.

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

         During 1998, the Company also granted 400 options to purchase common stock to non-employee directors of the Company. These options vested immediately on the date of grant. The Company recorded $324 of compensation expense under APB No. 25 on the date of grant. This amount represented the difference between the fair value of $810 per share and the exercise price of $0.10 per share. The compensation expense is included in administrative expenses and credited to additional paid-in capital.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)


         Had compensation cost been recorded for the Company's awards based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net loss to common stockholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      For the Years Ended December 31,
                                                                  ------------------------------------------
                                                                      1997          1998           1999
                                                                  ------------  ------------   ------------
         Net loss to common stockholders:
              As reported                                          $  (8,361)    $  (1,503)     $  (5,136)
              Pro forma                                               (8,400)       (1,960)        (6,869)
         Basic earnings per share:
              Class A common share as reported and pro forma              --            --          (0.26)
              Class B subordinated share as reported                   (2.53)        (0.45)         (1.04)
              Class B subordinated share pro forma                     (2.54)        (0.59)         (1.52)
         Diluted earnings per share:
              Class A common share as reported and pro forma              --            --          (0.17)
              Class B subordinated share as reported                   (2.53)        (0.45)         (1.04)
              Class B subordinated share pro forma                     (2.54)        (0.59)         (1.52)

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

12.      COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         In connection with the Castle Harlan Acquisition, studies were undertaken by and for Praxair to identify potential environmental, health and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper, Nova Scotia, Canada facility. Praxair has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair has paid approximately $3,906 during the period from November 27, 1996 to December 31, 1999 related to such costs. Based on investigations conducted

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)


and information available to date, the potential cost of additional remediation and compliance is estimated at $13,000, substantially all of which the Company believes is the responsibility of Praxair per the Castle Harlan Acquisition agreement. The Company believes that environmental, health and safety costs will not have a material adverse effect on the Company's financial position, cash flows or results of operations, subject to reimbursements from Praxair.

         The Company has also identified certain other environmental, health and safety costs not covered by the agreement with Praxair for which $1,500 were accrued in 1996 in conjunction with the Castle Harlan Acquisition. Through December 31, 1999, $32 of this amount had been expended. Management periodically reviews the adequacy of this accrual and during 1999 determined $250 originally provided for environmental contingencies at the Company's St. Eustatius facility were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of revenues.

     LITIGATION

         The Company is involved in various claims and litigation arising in the normal course of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

     ACCRUED EXPENSES

         A summary of other accrued expenses consists of the following as of December 31:

                                      1998          1999
                                      ----          ----

Personnel and related costs       $   2,835     $   2,061
Professional fees                     1,175           928
Environmental expenses                1,490         1,208
Accrued taxes                         1,412         1,493
Other                                 1,594         1,394
                                  ---------    ----------
                                  $   8,506     $   7,084
                                  =========     =========

13.      CASTLE HARLAN MANAGEMENT AGREEMENT

         In November 1996, the Company entered into a ten-year management agreement with Castle Harlan, Inc., to pay an annual management fee of $1,350, plus out-of-pocket expenses, for advisory and strategic planning services in relation to the day-to-day affairs of the Company. Such services were performed at the discretion of Castle Harlan, Inc. The management agreement also entitled Castle Harlan, Inc. to additional compensation should it perform services for the Company related to certain financing activities, including initial public offerings. The Company compensated Castle Harlan, Inc. $778 for services performed in relation to the Company's initial public offering of equity and such amount was charged to additional paid-in capital on April 28, 1999. This

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)


management agreement was amended and restated at the closing of the Company's initial public offering of equity on April 28, 1999, to eliminate the $1,350 management fee and require that any such services be provided only at the request of the Company. The Company has not requested any such services subsequent to April 28, 1999, nor has Castle Harlan, Inc. provided any such services. Accordingly, no management fee expense has been recorded subsequent to April 28, 1999. The amended and restated management agreement continues to provide for reimbursement of ordinary and necessary expenses and a continuing indemnity for the period up to the termination date of November 27, 2006, and any extension thereto.

14.      SEGMENT INFORMATION

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

         The following information is provided for the Company's terminaling services and product sales segments:

                                                                  For the Years Ended December 31,
                                                              -----------------------------------------
                                                                  1997          1998          1999
                                                              ------------  ------------  ------------
REVENUES:
   Terminaling services                                        $   53,165    $   66,625    $   61,665
   Product sales                                                   89,334        70,137       106,678
                                                               ----------    ----------    ----------
     Total                                                     $  142,499    $  136,762    $  168,343
                                                               ==========    ==========    ==========

ADJUSTED EBITDA:
   Terminaling services                                        $   17,837    $   28,102    $   26,994
   Product sales                                                    4,652         4,466         6,584
                                                               ----------    ----------    ----------
     Total                                                     $   22,489    $   32,568    $   33,578
                                                               ==========    ==========    ==========

DEPRECIATION AND AMORTIZATION EXPENSE:
   Terminaling services                                        $   10,307    $   11,218    $   11,196
   Product sales                                                      604           203           371
                                                               ----------    ----------    ----------
     Total                                                     $   10,911    $   11,421    $   11,567
                                                               ==========    ==========    ==========

ADJUSTED EBIT:
   Terminaling services                                        $    7,530    $   16,884    $   15,798
   Product sales                                                    4,048         4,263         6,213
                                                               ----------    ----------    ----------
     Total                                                     $   11,578    $   21,147    $   22,011
                                                               ==========    ==========    ==========

CAPITAL EXPENDITURES:
   Terminaling services                                        $    4,735    $    8,274    $    7,572
   Product sales                                                       58         1,212           161
   Other unallocated                                                  551         1,228           860
                                                               ----------    ----------    ----------
     Total                                                     $    5,344    $   10,714    $    8,593
                                                               ==========    ==========    ==========

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)



                            As of December 31,
                          ----------------------
                            1998          1999
                          --------      --------
ASSETS:

Terminaling services      $208,642      $203,781
Product sales               12,058        16,618
Unallocated assets          24,910        15,898
                          --------      --------
   Total assets           $245,610      $236,297
                          ========      ========

         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes, preferred stock dividends and extraordinary charge is as follows:

                                                                   For the Years Ended December 31,
                                                               --------------------------------------
                                                                   1997           1998           1999
                                                               --------       --------       --------
Adjusted EBIT                                                  $ 11,578       $ 21,147       $ 22,011
Interest expense excluding debt cost amortization expense       (15,963)       (15,940)       (13,518)
Special compensation expense                                         --             --         (4,099)
Hurricane charges                                                    --           (800)        (1,750)
Loss on sale of Statia Terminals Southwest, Inc.                     --         (1,652)            --
                                                               --------       --------       --------
   Income (loss) before provision for income taxes,
     preferred stock dividends and extraordinary charge        $ (4,385)      $  2,755       $  2,644
                                                               ========       ========       ========

         The following information is provided with respect to the geographic operations of the Company:

                            For the Years Ended December
                         ------------------------------------
                           1997          1998          1999
                         --------      --------      --------
REVENUES:

   Caribbean             $122,042      $114,091      $149,852
   Canada                  18,586        21,058        18,491
   United States            1,871         1,613            --
                         --------      --------      --------
     Total revenues      $142,499      $136,762      $168,343
                         ========      ========      ========

                                        As of December 31,
                                       ---------------------
                                          1998          1999
                                       -----------  --------
LONG-TERM ASSETS:
   Caribbean                         $  183,872    $  176,895
   Canada                                29,170        29,522
   United States                          1,672         2,599
   Panama                                 1,000            --
                                       --------      --------
                                     $  215,714    $  209,016
                                       ========      ========

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

         The following table sets forth such revenues as a percentage of our total revenue.

                                                                       For the Years Ended December 31,
                                                                       ----------------------------------
                                                                          1997        1998        1999
                                                                       ----------  ----------  ----------
Saudi Aramco related revenues:
   Storage and throughput contract and related indirect revenues           7.0%        7.4%        6.1%
   Unaffiliated third parties                                              6.4%        7.7%        6.4%
   Bunker sales                                                            2.1%        1.5%        2.3%
                                                                       ----------  ----------  --------
     Total                                                                15.5%       16.6%       14.8%
                                                                       ==========  ==========  ========
Tosco related revenues:
   Storage and throughput contract and related indirect revenues           6.9%        7.1%        5.1%
   Unaffiliated third parties                                              3.9%        1.9%        0.9%
   Bunker sales                                                            0.1%        0.0%        0.0%
                                                                       ----------  ----------  --------
     Total                                                                10.9%        9.0%        6.0%
                                                                       ==========  ==========  ========

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

15.      LOSS ON SALE OF STATIA TERMINALS SOUTHWEST, INC.

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



16.      HURRICANE CHARGES

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

17.      VALUATION AND QUALIFYING ACCOUNTS

         The table below summarizes the activity in the valuation account, allowance for possible uncollectible accounts receivable and the deferred tax asset valuation allowance for the periods indicated.

                                                          Balance,       Charges      Deductions,     Balance,
                                                          Beginning         to        Write-offs,      End of
                                                          Of Period      Expense          Net          Period
                                                          ---------      -------      ----------       ------
Trade Accounts Receivable Valuation Account:
   For the year ended December 31, 1997                   $     769      $      11     $      50      $     830
   For the year ended December 31, 1998                         830             72          (117)           785
   For the year ended December 31, 1999                         785             20            (1)           804

Deferred Tax Asset Valuation Allowance:
   For the year ended December 31, 1997                   $  31,548      $      --     $  (1,866)     $  29,682
   For the year ended December 31, 1998                      29,682            371        (1,973)        28,080
   For the year ended December 31, 1999                      28,080             --        (1,934)        26,146


                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (CONTINUED)




18.      UNAUDITED QUARTERLY FINANCIAL INFORMATION


         The following is a summary of the unaudited quarterly results of operations for 1998 and 1999:


                                                                              QUARTERS ENDED
                                                            --------------------------------------------------
                                                            MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31      TOTAL
                                                            --------     -------    ------------    -----------    -----------
1998
Total revenues                                          $ 30,364       $    36,472       $32,699      $37,227      $   136,762
Gross profit                                               5,244             7,660         8,779        9,191           30,874
Net income (loss) available to common stockholders        (2,233)           (3,776)          685        3,821           (1,503)
BASIC EARNINGS PER SUBORDINATED SHARE:                     (0.68)            (1.14)         0.21         1.16            (0.45)
DILUTED EARNINGS PER SUBORDINATED SHARE:                   (0.68)            (1.14)         0.19         1.08            (0.45)

1999
Total revenues                                          $ 37,415       $    42,267       $43,310      $45,351      $   168,343
Gross profit                                               8,815             8,468         6,382        7,013           30,678
Income (loss) before extraordinary charge                 (1,655)              237           999           26             (393)
Net income (loss) available to common stockholders        (1,655)           (4,506)          999           26           (5,136)
BASIC EARNINGS PER COMMON SHARE:
Income before extraordinary charge                            --              0.45          0.13         0.01             0.66
Net income (loss) available to common stockholders            --             (0.44)         0.13         0.01            (0.26)
DILUTED EARNINGS PER COMMON SHARE:
Income before extraordinary charge                            --              0.30          0.09           --             0.44
Net income (loss) available to common stockholders            --             (0.29)         0.09           --            (0.17)
BASIC AND DILUTED EARNINGS PER SUBORDINATED SHARE:
Loss before extraordinary charge                           (0.50)            (0.59)           --           --            (1.04)
Net loss to common stockholders                            (0.50)            (0.59)           --           --            (1.04)

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

19.      SUBSEQUENT EVENT

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

                           STATIA TERMINALS GROUP N.V.

                        EXPLANATORY STATEMENT AND REPORT
                         ON THE BUSINESS OF THE COMPANY

To the Annual General Meeting of Shareholders:

         Attached hereto and incorporated herein are pages F-1 through F-28, which include, as required by Netherlands Antilles law, as pages F-2 through F-4, the balance sheet and profit and loss account (the "Annual Accounts") of Statia Terminals Group N.V. (the "Company") for the period January 1, 1999, through December 31, 1999. The movable and immovable assets of the Company have been evaluated in accordance with U.S. generally accepted accounting principles.

         For the period ending December 31, 1999, the Company had a net loss of U.S. $5,136,000, as more fully explained in the attached Annual Accounts.

         This statement may be executed in one or more counterparts and shall become effective when all Directors of the Company have signed a counterpart hereof.

                                       /s/ JOHN K. CASTLE
                                       -----------------------------------------
                                       John K. Castle


                                        /s/ DAVID B. PITTAWAY
                                       -----------------------------------------
                                        David B. Pittaway


                                        /s/ JUSTIN B. WENDER
                                       -----------------------------------------
                                        Justin B. Wender


                                        /s/ JAMES G. CAMERON
                                       -----------------------------------------
                                        James G. Cameron


                                        /s/ FRANCIS JUNGERS
                                       -----------------------------------------
                                        Francis Jungers

                                        /s/ ADMIRAL JAMES L. HOLLOWAY III
                                       -----------------------------------------
                                        Admiral James L. Holloway III


                                        /s/ JONATHAN R. SPICEHANDLER, M.D.
                                       -----------------------------------------
                                        Jonathan R. Spicehandler, M.D.


                                        /s/ ERNEST VOGES
                                       -----------------------------------------
                                        Ernest Voges

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Statia Terminals Group N.V.


                                        By:      /s/ JAMES G. CAMERON
                                                 --------------------------
                                                 James G. Cameron
                                                 Director
                                                 November 14, 2000


                                        By:      /s/ JAMES F. BRENNER
                                                 --------------------------
                                                 James F. Brenner
                                                 Vice President and Treasurer
                                                 November 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By:     /s/ JOHN K. CASTLE
                                          ------------------------------------
                                          John K. Castle
                                          Director
                                          November 14, 2000


                                  By:      /s/ DAVID B. PITTAWAY
                                           -----------------------------------
                                           David B. Pittaway
                                           Director
                                           November 14, 2000


                                  By:      /s/ JUSTIN B. WENDER
                                           -----------------------------------
                                           Justin B. Wender
                                           Director
                                           November 14, 2000


                                  By:      /s/ JAMES G. CAMERON
                                           -----------------------------------
                                           James G. Cameron
                                           Director
                                           (As Principal Executive Officer)
                                           November 14, 2000

                                  By:      /s/ FRANCIS JUNGERS
                                           -----------------------------------
                                           Francis Jungers
                                           Director
                                           November 14, 2000


                                  By:      /s/ JAMES L. HOLLOWAY III
                                           --------------------------
                                           James L. Holloway III
                                           Director
                                           November 14, 2000


                                  By:      /s/ JONATHAN R. SPICEHANDLER, M.D.
                                           ----------------------------------
                                           Jonathan R. Spicehandler, M.D.
                                           Director
                                           November 14, 2000


                                  By:      /s/ ERNEST VOGES
                                           -----------------------------------
                                           Ernest Voges
                                           Director
                                           November 14, 2000


                                  By:      /s/ JAMES F. BRENNER
                                           -----------------------------------
                                           James F. Brenner
                                           Vice President and Treasurer
                                           (As Principal Financial Officer and
                                           Principal Accounting Officer)
                                           November 14, 2000

                                 EXHIBITS INDEX

        EXHIBIT
        NUMBER                                                   DESCRIPTION
        ------                                                   -----------

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


        EXHIBIT
        NUMBER                                                   DESCRIPTION
        ------                                                   -----------


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


        EXHIBIT
        NUMBER                                                   DESCRIPTION
        ------                                                   -----------


10.4**                    Storage and Throughput Agreement, dated as of August 20, 1993.

10.4a+                    Amendment, dated as of October 1999 to the Storage and Throughput Agreement.

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

10.14****                 1997 Stock Option Plan with Award Agreements.

10.15*                    Form of 1999 Share Option Plan.

21.1+                     Subsidiaries of the Registrant.

27.1                      Financial Data Schedules (for electronic filing only).

------------

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

+ Incorporated by reference to our December 31, 1999 Form 10-K, dated March 17, 2000.