Form 10-Q/A
period 2000-03-31
STATIA TERMINALS GROUP NV
filed 2000-11-14
CIK 1078029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-Q/A

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________________

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

                           STATIA TERMINALS GROUP N.V.

                         QUARTERLY REPORT ON FORM 10-Q/A
                                 MARCH 31, 2000

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



         THIS QUARTERLY REPORT ON FORM 10-Q/A (THIS "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, AND 3 OF PART I HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND OTHER PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, AND OTHER MATTERS INCLUDED IN THIS REPORT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                            December 31,        March 31,
                                                                1999              2000
                                                            -----------         ---------
                                                                              (Unaudited)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $   5,658         $   4,930
   Accounts receivable-
     Trade, net                                                 12,957            13,232
     Other                                                       3,704             4,115
   Inventory, net                                                3,239             2,823
   Prepaid expenses                                              1,723             1,055
                                                             ---------         ---------

           Total current assets                                 27,281            26,155

PROPERTY AND EQUIPMENT, net                                    206,031           205,256

OTHER NONCURRENT ASSETS, net                                     2,985             2,778
                                                             ---------         ---------

           Total assets                                      $ 236,297         $ 234,189
                                                             =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          $  14,086         $  14,375
   Accrued interest payable                                      1,516             4,483
   Other accrued expenses                                        7,084             6,338
                                                             ---------         ---------

           Total current liabilities                            22,686            25,196

DISTRIBUTIONS PAYABLE                                            2,913             2,913
LONG-TERM DEBT- 11-3/4% FIRST MORTGAGE NOTES                   101,000           101,000
                                                             ---------         ---------

           Total liabilities                                   126,599           129,109

SHAREHOLDERS' EQUITY:
   Class A common shares                                            76                76
   Class B subordinated shares                                      38                38
   Class C incentive shares                                         --                --
   Additional paid-in capital                                  129,834           128,757
   Notes receivable from shareholders                           (1,474)           (1,474)
   Accumulated deficit                                         (16,522)          (18,060)
   Class A common shares in treasury                            (2,254)           (4,257)
                                                             ---------         ---------
           Total shareholders' equity                          109,698           105,080
                                                             ---------         ---------

           Total liabilities and shareholders' equity        $ 236,297         $ 234,189
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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                              For the Three Months Ended
                                                                       March 31,
                                                               -------------------------
                                                                 1999             2000
                                                               --------         --------
REVENUES:
   Terminaling services                                        $ 16,628         $ 12,430
   Product sales                                                 20,787           29,875
                                                               --------         --------
       Total revenues                                            37,415           42,305
                                                               --------         --------

COSTS OF REVENUES:
   Terminaling services                                           9,621           10,115
   Product sales                                                 18,979           28,117
                                                               --------         --------
       Total costs of revenues                                   28,600           38,232
                                                               --------         --------

  Gross profit                                                    8,815            4,073

ADMINISTRATIVE EXPENSES                                           2,535            2,260

SPECIAL COMPENSATION EXPENSE                                      1,947               --
                                                               --------         --------

         Operating income                                         4,333            1,813

INTEREST EXPENSE                                                  4,202            3,168

INTEREST INCOME                                                     189               81
                                                               --------         --------

         Income (loss) before provision for income
           taxes and preferred stock dividends                      320           (1,274)

PROVISION FOR INCOME TAXES                                          254              264
                                                               --------         --------

         Income (loss) before preferred stock dividends              66           (1,538)

 PREFERRED STOCK DIVIDENDS                                        1,721               --
                                                               --------         --------

          Net loss to common stockholders                      $ (1,655)        $ (1,538)
                                                               ========         ========



BASIC AND DILUTED LOSS PER CLASS A COMMON SHARE                $     --         $  (0.22)
                                                               ========         ========

BASIC AND DILUTED LOSS PER CLASS B SUBORDINATED SHARE          $  (0.50)        $     --
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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals Group N.V. ("Group") and Subsidiaries (together with Group, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 (the "Form 10-K/A"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 1999, and 2000. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         Certain reclassifications were made to the 1999 financial statements and notes thereto in order to conform to the 2000 presentation. Additionally, the Company's initial public offering of equity, which closed on April 28, 1999, impacted the Company's results of operations and financial condition, and affects comparability across periods. These financial statements should be read in conjunction with the Form 10-K/A.

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

2. SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:

                                                   For the Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                     1999             2000
                                                    -------          -------

     REVENUES:
         Terminaling services                       $16,628          $12,430
         Product sales                               20,787           29,875
                                                    -------          -------
             Total                                  $37,415          $42,305
                                                    =======          =======

     ADJUSTED EBITDA:
         Terminaling services                       $ 7,755          $ 3,640
         Product sales                                1,443            1,788
                                                    -------          -------
             Total                                  $ 9,198          $ 5,428
                                                    =======          =======

     DEPRECIATION AND AMORTIZATION
         EXPENSE:
         Terminaling services                       $ 2,897          $ 3,445
         Product sales                                   59              259
                                                    -------          -------
             Total                                  $ 2,956          $ 3,704
                                                    =======          =======

     ADJUSTED EBIT:
         Terminaling services                       $ 4,858          $   195
         Product sales                                1,384            1,529
                                                    -------          -------
             Total                                  $ 6,242          $ 1,724
                                                    =======          =======


         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes and preferred stock dividends is as follows:

                                                  For the Three Months Ended
                                                            March 31,
                                                  ---------------------------
                                                     1999              2000
                                                    -------           -------

     Adjusted EBIT                                  $ 6,242           $ 1,724
     Special compensation expense                    (1,947)               --
     Interest expense excluding debt
         amortization expense                        (3,975)           (2,998)
                                                    -------           -------
     Income (loss) before provision for income
         taxes and preferred stock dividens         $   320           $(1,274)
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

         The following additional information is presented with respect to the Company's earnings per share amounts:


                                                                        For the Three Months Ended
                                                                                March 31,
                                                                      -----------------------------
                                                                         1999              2000
                                                                      ---------          -----------
     EARNINGS PER CLASS A COMMON SHARE

     Earnings and losses allocated to Class A common shares:

         Net loss to common stockholders                              $      --          $    (1,538)
                                                                      =========          ===========

     Weighted average Class A common shares outstanding                      --            7,109,000
     Dilutive effect of weighted average Class B
         subordinated shares outstanding                                     --                   --
                                                                      ---------          -----------
     Diluted Class A common shares outstanding                               --            7,109,000
                                                                      =========          ===========

     EARNINGS PER CLASS B SUBORDINATED SHARE

     Earnings and losses allocated to Class B subordinated shares:

         Net loss to common stockholders                              $  (1,655)         $        --
                                                                      =========          ===========

     Weighted average Class B subordinated shares
       outstanding                                                    3,304,000            3,800,000
     Dilutive effect of stock options and preferred
       stock with conversion features                                        --                   --
                                                                      ---------          -----------
     Diluted Class B subordinated shares outstanding                  3,304,000            3,800,000
                                                                      =========          ===========



                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

4. INITIAL PUBLIC OFFERING OF EQUITY AND RELATED TRANSACTIONS

         As more fully discussed in the Form 10-K/A, on April 28, 1999, Group completed its initial public equity offering of 7.6 million Class A common shares. During the three months ended March 31, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

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

         (collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of this period. The unaudited pro forma consolidated condensed results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and the notes thereto, and the other financial information included in the Company's Registration Statement on Form S-1 (File No. 333-72317) and its Form 10-K/A for the year ended December 31, 1999. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.

                Unaudited Selected Pro forma Consolidated Results
                    For the Three Months Ended March 31, 1999

     REVENUES                                             $    37,415

     OPERATING INCOME                                           6,618

     NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                3,407

     DILUTED EARNINGS PER CLASS A COMMON SHARE                   0.30

     WEIGHTED AVERAGE CLASS A COMMON  SHARES
         OUTSTANDING                                        7,600,000

     DILUTED CLASS A COMMON SHARES OUTSTANDING
                                                           11,400,000

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

5. REPLACEMENT OF SINGLE POINT MOORING SYSTEM HOSES

         During the three months ended March 31, 2000, the Company replaced certain large hoses attached to its single point mooring system (the "SPM"). In connection with this hose change-out, the Company adopted the component depreciation method for the SPM and its hoses as of January 1, 2000, which resulted in a change in the estimated useful lives for depreciation purposes for these hoses. As a result, the Company incurred a non-cash charge of $832 (equivalent to $0.12 per Class A common share) to depreciation expense which is included in Costs of Revenues.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals Group N.V. and Subsidiaries (the "Company") as of March 31, 2000, and the three month periods ended March 31, 1999, and 2000 included herein. Reference should also be made to the Company's Annual Report on Form 10-K/A that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed income statements.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                    For the Three Months Ended March 31,
                                                                ------------------------------------------
                                                                       1999                   2000
                                                                -------------------    -------------------
                                                                              % of                   % of
                                                                 Dollars    Revenues    Dollars    Revenues
                                                                ---------    ------    ---------    ------
Revenues:
    Terminaling services                                        $  16,628     44.4%     $ 12,430     29.4%
    Product sales                                                  20,787     55.6%       29,875     70.6%
                                                                ---------    ------    ---------    ------
        Total revenues                                             37,415    100.0%       42,305    100.0%
                                                                ---------    ------    ---------    ------
 Costs of revenues:
    Terminaling services                                            9,621     25.7%       10,115     23.9%
    Product sales                                                  18,979     50.7%       28,117     66.5%
                                                                ---------    ------    ---------    ------
        Total costs of revenues                                    28,600     76.4%       38,232     90.4%
                                                                ---------    ------    ---------    ------
    Gross profit                                                    8,815     23.6%        4,073      9.6%
 Administrative expenses                                            2,535      6.8%        2,260      5.3%
 Special compensation expense                                       1,947      5.2%           --       --
                                                                ---------    ------    ----------   ------
    Operating income                                                4,333     11.6%        1,813      4.3%
 Interest expense                                                   4,202     11.2%        3,168      7.5%
 Interest income                                                      189      0.5%           81      0.2%
                                                                 --------    ------    ---------    ------
 Income (loss) before provision for income taxes
     and preferred stock dividends                                    320         0.9%    (1,274)   (3.0)%

 Provision for income taxes                                           254      0.7%          264      0.6%
 Preferred stock dividends                                          1,721      4.6%           --       --
                                                                 --------    ------     --------    ------
    Net loss to common stockholders                              $ (1,655)    (4.4)%    $ (1,538)    (3.6)%
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

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)


                                                         For the Three Months Ended March 31,
                                                ---------------------------------------------------------
                                                          1999                             2000
                                                ------------------------         ------------------------
                                                                   % of                             % of
                                                Dollars            Total         Dollars            Total
                                                -------            -----         -------            -----
Netherlands Antilles and the Caribbean          $32,298             86.3%        $38,876             91.9%
Canada                                            5,117             13.7%          3,429              8.1%
                                                -------            -----         -------            -----

    Total                                       $37,415            100.0%        $42,305            100.0%
                                                =======            =====         =======            =====


                          OPERATING INCOME BY LOCATION
                             (DOLLARS IN THOUSANDS)


                                                         For the Three Months Ended March 31,
                                                ---------------------------------------------------------
                                                          1999                             2000
                                                ------------------------         ------------------------
                                                                   % of                             % of
                                                Dollars            Total         Dollars            Total
                                                -------            -----         -------            -----
Netherlands Antilles and the Caribbean          $3,559             82.1%        $1,632             90.0%
Canada                                             774             17.9%           181             10.0%
                                                ------          -------         ------          -------

    Total                                       $4,333            100.0%        $1,813            100.0%
                                                ======          =======         ======          =======


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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)


                                                                                For the Three Months Ended
                                                                                       March 31,
                                                                               ----------------------------
                                                                                1999                 2000
                                                                               ------               -------

           Netherlands Antilles and the Caribbean:
               Total capacity                                                  11,334               11,334
               Capacity leased                                                    95%                  76%
               Throughput                                                      16,208               12,280
               Vessel calls                                                       262                  216

           Canada:
               Total capacity                                                   7,404                7,404
               Capacity leased                                                    96%                  59%
               Throughput                                                       6,924                8,937
               Vessel calls                                                        17                   21

           All locations:
               Total capacity                                                  18,738               18,738
               Capacity leased                                                    95%                  69%
               Throughput                                                      23,132               21,217
               Vessel calls                                                       279                  237


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

         For the three months ended March 31, 1999, and 2000, the overall percentage of capacity leased at St. Eustatius was 95% and 76%, respectively. This facility primarily experienced decreases in the percentage of capacity leased for fuel oil tankage. The percentage of capacity leased for fuel oil tankage decreased during the three months ended March 31, 2000, as compared to the same period of 1999, primarily as a result of the effects of the accord, backwardation in this market, and the relative lower pricing of products which compete with fuel oil. Thirty-two fewer cargo vessels called at the St. Eustatius facility during the three months ended March 31, 2000, than during the same period of 1999, resulting in lower revenues from port charges, which consist of dock charges, emergency response fees, and other terminal charges.

         Revenues from terminaling services at Point Tupper decreased approximately $1.6 million, or 31.9%, during the three months ended March 31, 2000, as compared to the same periods of 1999. The decrease is due primarily to a lower percentage capacity leased during the three months ended March 31, 2000, resulting in lower storage revenues. The percentage of tank capacity leased at Point Tupper decreased from 96% for the three months ended March 31, 1999, to 59% for the same period of 2000. These decreases are primarily the result of the decision by a customer of this facility, which is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Partially offsetting reduced storage revenues were revenues from a higher number of barrels throughput by this facility's primary crude oil customer. Four additional cargo vessels called during the three months ended March 31, 2000, as compared to the same period of 1999, which led to a higher number of barrels throughput and revenues from port charges at this facility.

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

GROSS PROFIT

         Gross profit for the three months ended March 31, 2000, was $4.1 million compared to $8.8 million for the same period of 1999, representing a decrease of $4.7 million, or 53.8%. The decrease in gross profit is primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of certain customers choosing not to renew their storage and throughput contracts due, in part, to reduced supply resulting from the accord established among many of the oil exporting nations. Additionally, during the three months ended March 31, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge of $0.8 million to depreciation expense which is included in Costs of Revenues.

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

SPECIAL COMPENSATION EXPENSE

         As more fully discussed in note 4 of the notes to consolidated condensed financial statements included in Part I, Item 1 of this Report, we recorded special compensation expense during the three months ended March 31, 1999, of $1.9 million.

INTEREST EXPENSE

         During the three months ended March 31, 2000, we incurred $3.2 million of interest expense compared to $4.2 million for the same period of 1999. Interest expense includes interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs, other interest expense, and bank charges. In May 1999, we repurchased $34.0 million of the mortgage notes which resulted in lower interest expense on this debt.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

NET LOSS

         Net loss to common stockholders was $1.5 million for the three months ended March 31, 2000, as compared to a net loss to common stockholders of $1.7 million for the same period of 1999, representing an improvement of $0.2 million. This improvement is primarily attributable to reduced debt service costs, and the net effect of other factors discussed above.

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

         After considering our first quarter 2000 results, available cash and future cash requirements, our board of directors voted to make no first quarter 2000 distribution to shareholders. The unpaid target quarterly distribution of $0.45 per share for each Class A common share represents an arrearage that must be paid as specified in our articles of incorporation. As of May 15, 2000, the total of all such arrearages on our Class A common shares is $0.75 per share.

         As more fully discussed in note 4 of the notes to consolidated condensed financial statements included in Part I, Item 1 of this Report, our initial public offering of equity closed on April 28, 1999. The net proceeds of the offering were used primarily to redeem all of our outstanding preferred stock and pay accrued dividends and repurchase in the open market a principal amount of $34 million of our mortgage notes, leaving $101.0 million of our mortgage notes outstanding. It is anticipated that the repurchase of the mortgage notes will result in annual reductions in interest payments of $4.0 million.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         As of May 11, 2000, no event of default under the indenture to the mortgage notes existed and was continuing. The fixed charge coverage ratio as defined in the indenture was less than 2.0 to 1 at March 31, 2000. As a result, Statia Terminals International N.V., a wholly-owned subsidiary of Statia Terminals Group N.V., is prevented from making certain restricted payments and incurring certain indebtedness, among other things, until such ratio is at least
2.0 to 1. Statia Terminals International is not restricted by this provision of the indenture from borrowing on the revolving credit facility discussed below. Additionally, at March 31, 2000, the sum of Statia Terminals International's dividends, restricted payments, aggregate consolidated net income (deficit), and capital stock proceeds was approximately $13.4 million. Such sum must be positive in order for Statia Terminals International to make certain restricted payments, including dividends to Statia Terminals Group N.V.

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

         In March, 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred from one of our existing subsidiaries to a newly created subsidiary. We are currently in discussions with lenders to provide asset-based financing utilizing the vessel as collateral. The proceeds from any such financing are expected to be used for general business purposes.

         As more fully discussed in the Registration Statement and Form 10-K/A, under our articles of incorporation we are required to distribute all of our "available cash" (as defined therein) generated from operations to our shareholders. "Available cash" as defined generally includes cash from various sources after deducting such reserves as our board of directors may deem necessary or appropriate to provide for the proper conduct of our business, including future capital expenditures, anticipated operational needs, and to comply with debt obligations.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)



CAPITAL EXPENDITURES

         Our projected capital spending for 2000 is $7.7 million for operations sustaining capital expenditures and $0.3 million to produce incremental revenues. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenues and those which sustain our operations.

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)

                                                             For the Three Months Ended March 31,
                                                   ---------------------------------------------------------
                                                             1999                            2000
                                                   -------------------------       -------------------------
                                                                       % of                            % of
                                                   Dollars             Total       Dollars             Total
                                                   -------             -----       -------             -----
Produce incremental revenues                        $  121              6.0%        $   84              3.0%
Operations sustaining capital expenditures           1,887             94.0%         2,675             97.0%
                                                    ------            -----         ------            -----

    Total                                           $2,008            100.0%        $2,759            100.0%
                                                    ======            =====         ======            =====


ENVIRONMENTAL MATTERS

         As more fully discussed in the Form 10-K/A, the Castle Harlan acquisition agreement includes a covenant whereby Praxair shall assume financial responsibility for some environmental investigation, remediation, and upgrade costs at Point Tupper. Praxair has recently indicated that they are interested in reaching a monetary settlement of their remaining obligations under the covenant. Negotiations concerning such matters are in their preliminary stages.

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

                           PART II - OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

         Reference is made to Item 3. Legal Proceedings included in the Company's 1999 Annual Report on Form 10-K/A. There have been no material developments in the Company's legal proceedings since the Form 10-K/A was filed.

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


                                        STATIA TERMINALS GROUP N.V.
                                                 (Registrant)



Date:    November 14, 2000              By: /s/ James G. Cameron
                                            -------------------------------
                                                 James G. Cameron
                                                 Director
                                                 (As Authorized Officer)



                                        By: /s/ James F. Brenner
                                            -------------------------------
                                                 James F. Brenner
                                                 Vice President and Treasurer
                                                 (As Authorized Officer and
                                                 Principal Financial Officer)







                                    Page S-1