Form 10-Q/A
period 2000-06-30
STATIA TERMINALS GROUP NV
filed 2000-11-14
CIK 1078029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2000

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

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

                           STATIA TERMINALS GROUP N.V.

                         QUARTERLY REPORT ON FORM 10-Q/A
                                  JUNE 30, 2000

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                     December 31,       June 30,
                                                                        1999              2000
                                                                    -------------      -----------
                                                                                       (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $   5,658           $   5,806
   Accounts receivable-
     Trade, net                                                        12,957               9,885
     Other                                                              3,704                 726
   Inventory, net                                                       3,239               4,910
   Prepaid expenses                                                     1,723               2,313
                                                                    ---------           ---------

           Total current assets                                        27,281              23,640

PROPERTY AND EQUIPMENT, net                                           206,031             203,584

OTHER NONCURRENT ASSETS, net                                            2,985               2,570
                                                                    ---------           ---------

                Total assets                                        $ 236,297           $ 229,794
                                                                    =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                 $  14,086           $  11,875
   Accrued interest payable                                             1,516               1,516
   Other accrued expenses                                               7,084               8,041
                                                                    ---------           ---------

           Total current liabilities                                   22,686              21,432

DISTRIBUTIONS PAYABLE                                                   2,913               2,913
LONG TERM DEBT - 11-3/4% FIRST MORTGAGE NOTES                         101,000             101,000
                                                                    ---------           ---------

           Total liabilities                                          126,599             125,345
                                                                    ---------           ---------

SHAREHOLDERS' EQUITY:
   Class A common shares                                                   76                  76
   Class B subordinated shares                                             38                  38
   Class C incentive shares                                                --                  --
   Additional paid-in capital                                         129,834             129,834
   Notes receivable from shareholders                                  (1,474)             (1,474)
   Accumulated deficit                                                (16,522)            (18,854)
   Class A common shares in treasury                                   (2,254)             (5,171)
                                                                    ---------           ---------

           Total shareholders' equity                                 109,698             104,449
                                                                    ---------           ---------

                Total liabilities and shareholders' equity          $ 236,297           $ 229,794
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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                               For the Three Months Ended      For the Six Months Ended
                                                                         June 30,                     June 30,
                                                               --------------------------      -----------------------
                                                                   1999           2000          1999          2000
                                                                 --------       --------      --------       --------
REVENUES:
   Terminaling services                                          $ 17,408       $ 14,311      $ 34,036       $ 26,741
   Product sales                                                   24,859         39,916        45,646         69,791
                                                                 --------       --------      --------       --------
       Total revenues                                              42,267         54,227        79,682         96,532
                                                                 --------       --------      --------       --------

COSTS OF REVENUES:
   Terminaling services                                            10,699         10,080        20,320         20,195
   Product sales                                                   23,100         38,057        42,079         66,174
                                                                 --------       --------      --------       --------
       Total costs of revenues                                     33,799         48,137        62,399         86,369
                                                                 --------       --------      --------       --------

  Gross profit                                                      8,468          6,090        17,283         10,163

ADMINISTRATIVE EXPENSES                                             1,947          2,430         4,482          4,690

SPECIAL COMPENSATION EXPENSE                                        2,152             --         4,099             --
                                                                 --------       --------      --------       --------

       Operating income                                             4,369          3,660         8,702          5,473

INTEREST EXPENSE                                                    3,735          3,192         7,937          6,360

INTEREST INCOME                                                       378             72           567            153
                                                                 --------       --------      --------       --------

       Income (loss) before provision for income taxes,
         preferred stock dividends and extraordinary charge         1,012            540         1,332           (734)

PROVISION FOR INCOME TAXES                                            239            257           493            521
                                                                 --------       --------      --------       --------

         Income (loss) before preferred stock dividends and
           extraordinary charge                                       773            283           839         (1,255)

PREFERRED STOCK DIVIDENDS                                             536             --         2,257             --
                                                                 --------       --------      --------       --------

         Income (loss) before extraordinary charge                    237            283        (1,418)        (1,255)

EXTRAORDINARY CHARGE RELATED TO EARLY
  EXTINGUISHMENT OF DEBT                                            4,743             --         4,743             --
                                                                 --------       --------      --------       --------

         Net income (loss) available to common stockholders      $ (4,506)      $    283      $ (6,161)      $ (1,255)
                                                                 ========       ========      ========       ========

BASIC EARNINGS PER COMMON SHARE:
  Income (loss) before extraordinary charge                      $   0.45       $   0.04      $   0.89       $  (0.18)
  Extraordinary charge                                              (0.89)            --         (1.76)            --
                                                                 --------       --------      --------       --------
         Net income (loss) available to common stockholders      $  (0.44)      $   0.04      $  (0.87)      $  (0.18)
                                                                 ========       ========      ========       ========

DILUTED EARNINGS PER COMMON SHARE:
  Income (loss) before extraordinary charge                      $   0.30       $   0.03      $   0.59       $  (0.18)
  Extraordinary charge                                              (0.59)            --         (1.18)            --
                                                                 --------       --------      --------       --------
         Net income (loss) available to common stockholders      $  (0.29)      $   0.03      $  (0.59)      $  (0.18)
                                                                 ========       ========      ========       ========

BASIC AND DILUTED EARNINGS PER  SUBORDINATED
  SHARE:
     Loss before extraordinary charge                            $  (0.59)      $     --      $  (1.09)      $     --
     Extraordinary charge                                              --             --            --             --
                                                                 --------       --------      --------       --------
         Net loss to common stockholders                         $  (0.59)      $     --      $  (1.09)      $     --
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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

2.  SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:


                                              For the Three Months Ended                   For the Six Months Ended
                                                        June 30,                                   June 30,
                                             -----------------------------               ------------------------------
                                               1999                 2000                  1999                 2000
                                             -------               -------               -------               -------
REVENUES:
       Terminaling services                  $17,408               $14,311               $34,036               $26,741
       Product sales                          24,859                39,916                45,646                69,791
                                             -------               -------               -------               -------
                        Total                $42,267               $54,227               $79,682               $96,532
                                             =======               =======               =======               =======

ADJUSTED EBITDA:
       Terminaling services                  $ 7,695               $ 4,986               $15,450               $ 8,626
       Product sales                           1,912                 1,698                 3,355                 3,486
                                             -------               -------               -------               -------
                         Total               $ 9,607               $ 6,684               $18,805               $12,112
                                             =======               =======               =======               =======

DEPRECIATION AND AMORTIZATION
    EXPENSE:
       Terminaling services                  $ 2,777               $ 3,029               $ 5,675               $ 6,474
       Product sales                             129                    94                   188                   353
                                             -------               -------               -------               -------
                         Total               $ 2,906               $ 3,123               $ 5,863               $ 6,827
                                             =======               =======               =======               =======

ADJUSTED EBIT:
       Terminaling services                  $ 4,918               $ 1,957               $ 9,775               $ 2,152
       Product sales                           1,783                 1,604                 3,167                 3,133
                                             -------               -------               -------               -------
                       Total                 $ 6,701               $ 3,561               $12,942               $ 5,285
                                             =======               =======               =======               =======


         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes, preferred stock dividends and extraordinary charge is as follows:


                                                    For the Three Months Ended            For the Six Months Ended
                                                              June 30,                            June 30,
                                                   ----------------------------          ---------------------------
                                                     1999                2000              1999               2000
                                                   --------           --------           --------           --------
Adjusted EBIT                                      $  6,701           $  3,561           $ 12,942           $  5,285
Special compensation expense                         (2,152)                --             (4,099)                --
Interest expense excluding debt
    amortization expense                             (3,537)            (3,021)            (7,511)            (6,019)
                                                   --------           --------           --------           --------

Income (loss) before provision for income
     taxes, preferred stock dividends and
     extraordinary charge                          $  1,012           $    540           $  1,332           $   (734)
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

         The following additional information is presented with respect to the Company's earnings per share amounts:


                                                             For the Three Months Ended         For the Six Months Ended
                                                                      June 30,                            June 30,
                                                            -----------------------------      -----------------------------
                                                               1999              2000              1999              2000
                                                            -----------       -----------      -----------       -----------
EARNINGS PER COMMON SHARE

 Earnings and losses allocated to common shares:
        Income (loss) before extraordinary charge           $     2,385       $       283      $     2,385       $    (1,255)
        Extraordinary charge                                     (4,743)               --           (4,743)               --
                                                            -----------       -----------      -----------       -----------
        Net income (loss) available to common
          stockholders                                      $    (2,358)      $       283      $    (2,358)      $    (1,255)
                                                            ===========       ===========      ===========       ===========

 Weighted average common shares outstanding                   5,345,055         6,870,064        2,687,293         6,989,282
 Dilutive effect of weighted average subordinated
  shares outstanding                                          2,672,527         3,800,000        1,343,646                --
 Dilutive effect of stock options outstanding                        --            13,179               --                --
                                                            -----------       -----------      -----------       -----------
 Diluted common shares outstanding                            8,017,582        10,683,243        4,030,939         6,989,282
                                                            ===========       ===========      ===========       ===========

EARNINGS PER SUBORDINATED SHARE

 Earnings and losses allocated to subordinated shares:
        Loss before extraordinary charge                    $    (2,148)      $        --      $    (3,803)      $        --
        Extraordinary charge                                         --                --               --                --
                                                            -----------       -----------      -----------       -----------
        Net loss to common stockholders                     $    (2,148)      $        --      $    (3,803)      $        --
                                                            ===========       ===========      ===========       ===========

 Weighted average subordinated shares outstanding             3,652,961         3,800,000        3,479,656         3,800,000
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

(collectively, the "pro forma transactions") as if the pro forma transactions had occurred at the beginning of each of these respective periods. The unaudited pro forma consolidated condensed results of operations should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's financial statements and the notes thereto, the other financial information included in the Company's Registration Statement on Form S-1 (File No. 333-72317), and its Form 10-K/A for the year ended December 31, 1999. This pro forma financial information is provided for informational purposes only and does not purport to be indicative of the results of operations which would have been obtained had the pro forma transactions been completed on the dates indicated or results of operations for any future date or period.


                                                                       Unaudited Selected Pro Forma
                                                                           Consolidated Results

                                                                   --------------------------------------
                                                                    For the Three           For the Six
                                                                    Months Ended            Months Ended
                                                                    June 30, 1999          June 30, 1999
                                                                   ----------------       ---------------
REVENUES                                                            $    42,267             $    79,682

OPERATING INCOME                                                          6,626                  13,244

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                               3,441                   6,848

DILUTED EARNINGS PER COMMON SHARE                                          0.30                    0.60

WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING:                          7,600,000               7,600,000

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:                  11,400,000              11,400,000


5. REPLACEMENT OF SINGLE POINT MOORING SYSTEM HOSES

         During the six months ended June 30, 2000, the Company replaced certain large hoses attached to its single point mooring system (the "SPM"). In connection with this hose change-out, the Company adopted the component depreciation method for the SPM and its hoses as of January 1, 2000, which resulted in a change in the estimated useful lives for depreciation purposes for these hoses. As a result, in addition to recurring depreciation charges, the Company incurred a non-cash charge to depreciation expense of $832 during the first quarter of 2000 which is included in Costs of Revenues.

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

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                For the Three Months Ended June 30,
                                                                    --------------------------------------------------------
                                                                               1999                          2000
                                                                    -------------------------       ------------------------
                                                                                       % of                           % of
                                                                     Dollars         Revenues        Dollars        Revenues
                                                                    --------         --------       --------        --------
Revenues:
    Terminaling services                                            $ 17,408            41.2%       $ 14,311           26.4%
    Product sales                                                     24,859            58.8%         39,916           73.6%
                                                                    --------         -------        --------        -------
        Total revenues                                                42,267           100.0%         54,227          100.0%
                                                                    --------         -------        --------        -------
 Costs of revenues:
   Terminaling services                                               10,699            25.3%         10,080           18.6%
   Product sales                                                      23,100            54.7%         38,057           70.2%
                                                                    --------         -------        --------        -------
     Total costs of revenues                                          33,799            80.0%         48,137           88.8%
                                                                    --------         -------        --------        -------
    Gross profit                                                       8,468            20.0%          6,090           11.2%
 Administrative expenses                                               1,947             4.6%          2,430            4.5%
 Special compensation expense                                          2,152             5.1%             --             --
                                                                    --------         -------        --------        -------
    Operating income                                                   4,369            10.3%          3,660            6.7%
 Interest expense                                                      3,735             8.8%          3,192            5.9%
 Interest income                                                         378             0.9%             72            0.1%
                                                                    --------         -------        --------        -------
 Income before provision for income taxes, preferred stock
      dividends and extraordinary charge                               1,012             2.4%            540            0.9%
 Provision for income taxes                                              239             0.6%            257            0.4%
 Preferred stock dividends                                               536             1.3%             --             --
 Extraordinary charge related to early extinguishment of debt          4,743            11.2%             --             --
                                                                    --------         -------        --------        -------
    Net income (loss) available to common stockholders              $ (4,506)          (10.7)%      $    283            0.5%
                                                                    --------         -------        --------        -------


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


                                                                             For the Six Months Ended June 30,
                                                                    ------------------------------------------------
                                                                            1999                       2000
                                                                    ----------------------    ----------------------
                                                                                   % of                       % of
                                                                     Dollars      Revenues    Dollars       Revenues
                                                                    --------      --------    --------      --------
Revenues:
    Terminaling services                                            $ 34,036         42.7%    $ 26,741         27.7%
    Product sales                                                     45,646         57.3%      69,791         72.3%
                                                                    --------      --------    --------      --------
        Total revenues                                                79,682        100.0%      96,532        100.0%
                                                                    --------      --------    --------      --------
 Costs of revenues:
   Terminaling services                                               20,320         25.5%      20,195         20.9%
   Product sales                                                      42,079         52.8%      66,174         68.6%
                                                                    --------      --------    --------      --------
     Total costs of revenues                                          62,399         78.3%      86,369         89.5%
                                                                    --------      --------    --------      --------
    Gross profit                                                      17,283         21.7%      10,163         10.5%
 Administrative expenses                                               4,482          5.6%       4,690          4.9%
 Special compensation expense                                          4,099          5.2%          --         --
                                                                    --------      --------    --------      --------
    Operating income                                                   8,702         10.9%       5,473          5.6%
 Interest expense                                                      7,937         10.0%       6,360          6.6%
 Interest income                                                         567          0.7%         153          0.2%
                                                                    --------      --------    --------      --------
 Income (loss) before provision for income taxes, preferred
     stock dividends and extraordinary charge                          1,332          1.6%        (734)        (0.8)%
 Provision for income taxes                                              493          0.6%         521          0.5%
 Preferred stock dividends                                             2,257          2.8%          --         --
 Extraordinary charge related to early extinguishment of debt          4,743          6.0%          --         --
                                                                    --------      --------    --------      --------
    Net loss to common stockholders                                 $ (6,161)        (7.8)%   $ (1,255)        (1.3)%
                                                                    ========      ========    ========      ========


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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

                              REVENUES BY LOCATION

                             (DOLLARS IN THOUSANDS)

                                                                    For the Three Months Ended June 30,
                                                                --------------------------------------------
                                                                        1999                     2000
                                                                --------------------    --------------------
                                                                              % OF                    % OF
                                                                Dollars       Total      Dollars      Total
                                                                --------      ------    ---------     ------
Netherlands Antilles and the Caribbean                          $ 36,186       85.6%    $  49,856      91.9%
Canada                                                             6,081       14.4%        4,371       8.1%
                                                                --------      ------    ---------     ------
    Total                                                       $ 42,267      100.0%    $  54,227     100.0%
                                                                ========      ======    =========     ======



                                                                    For the Six Three Months Ended June 30,
                                                                --------------------------------------------
                                                                        1999                     2000
                                                                --------------------    --------------------
                                                                              % of                    % of
                                                                Dollars       Total      Dollars      Total
                                                                --------      ------    ---------     ------
Netherlands Antilles and the Caribbean                          $ 68,482       85.9%    $  88,731      91.9%
Canada                                                            11,200       14.1%        7,801       8.1%
                                                                --------      ------    ---------     ------

    Total                                                       $ 79,682      100.0%    $  96,532     100.0%
                                                                ========      ======    =========     ======


                          OPERATING INCOME BY LOCATION
                             (DOLLARS IN THOUSANDS)


                                                                  For the Three Months Ended June 30,
                                                             ----------------------------------------------
                                                                    1999                     2000
                                                             --------------------      --------------------
                                                                           % of                    % of
                                                              Dollars      Total        Dollars      Total
                                                             ---------    -------      --------     -------
Netherlands Antilles and the Caribbean                       $   3,016      69.0%      $  3,004       82.1%
Canada                                                           1,353      31.0%           656       17.9%
                                                             ---------    -------      --------     -------
    Total                                                    $   4,369     100.0%      $  3,660      100.0%
                                                             =========    =======      ========     =======




                                                                 For the Six Three Months Ended June 30,
                                                             ----------------------------------------------
                                                                    1999                     2000
                                                             --------------------      --------------------
                                                                           % of                    % of
                                                              Dollars      Total        Dollars      Total
                                                             ---------    -------      --------     -------
Netherlands Antilles and the Caribbean                       $   6,575      75.6%      $  4,636       84.7%
Canada                                                           2,127      24.4%           837       15.3%
                                                             ---------    -------      --------     -------

    Total                                                    $   8,702     100.0%      $  5,473      100.0%
                                                             =========    =======      ========     =======


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

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)


                                                For the Three Months Ended            For the Six Months Ended
                                                         June 30,                            June 30,
                                               ---------------------------            ------------------------
                                                1999               2000                1999              2000
                                               ------              ------             ------            ------
Netherlands Antilles and
   the Caribbean:
                  Total capacity               11,334              11,334             11,334            11,334
                  Capacity leased                 91%                 87%                93%               82%
                  Throughput                   17,468              18,680             33,676            30,960
                  Vessel calls                    258                 225                520               441

Canada:
                  Total capacity                7,404               7,479              7,404             7,479
                  Capacity leased                 94%                 65%                95%               62%
                  Throughput                   15,410              15,275             22,334            24,212
                  Vessel calls                     42                  36                 59                57

All locations:
                   Total capacity              18,738              18,813             18,738            18,813
                   Capacity leased                92%                 78%                94%               74%
                   Throughput                  32,878              33,955             56,010            55,172
                   Vessel calls                   300                 261                579               498


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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from terminaling services at Point Tupper decreased approximately $1.7 million or 28.0% and $3.3 million or 29.7% during the three and six months ended June 30, 2000, as compared to the same periods of 1999. The decreases were due primarily to a lower percentage of tank capacity leased during the three and six months ended June 30, 2000, resulting in lower storage revenues. The percentage of tank capacity leased at Point Tupper decreased from 94% and 95% for the three and six months ended June 30, 1999, to 65% and 62% for the same periods of 2000. These decreases were primarily the result of the decision by a customer of this facility, who is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Partially offsetting reduced storage revenues were revenues from a higher number of barrels throughput by this facility's primary crude oil customer for the six months ended June 30, 2000. Six and two fewer cargo vessels called during the three and six months ended June 30, 2000, as compared to the same periods of 1999, which led to lower revenues from port charges at this facility.

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

GROSS PROFIT

         Gross profit for the three and six months ended June 30, 2000, was $6.1 million and $10.2 million compared to $8.5 million and $17.3 million for the same periods of 1999, representing decreases of $2.4 million or 28.1% and $7.1 million or 41.2%. The decreases in gross profit were primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of certain customers choosing not to renew their storage and throughput contracts due, in part, to reduced supply resulting from the accord established among many of the oil exporting nations. Additionally, during the six months ended June 30, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge of $0.8 million during the first quarter of 2000 to depreciation expense which is included in Costs of Revenues.

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

EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 4 of the notes to consolidated condensed financial statements included in Part I, Item 1, of this Report, we recognized an extraordinary charge of $4.7 million during the six months ended June 30, 1999, in connection with the repurchase of $34.0 million of our mortgage notes. There was no income tax effect associated with this extraordinary charge.

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

         As more fully discussed in the Registration Statement and Form 10-K/A, under our articles of incorporation we are required to distribute to our shareholders all of our "available cash" (as defined therein) generated from operations. "Available cash" as defined generally includes cash from various sources after deducting such reserves as our board of directors may deem necessary or appropriate to provide for the proper conduct of our business, including future capital expenditures, anticipated operational needs, and to comply with debt obligations.

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

         As more fully discussed in note 4 of the notes to consolidated condensed financial statements included in Part I, Item 1, of this Report, our initial public offering of equity closed on April 28, 1999. The net proceeds of the offering were used primarily to redeem all of our outstanding preferred stock and pay accrued dividends and repurchase in the open market a principal amount of $34.0 million of our mortgage notes, leaving $101.0 million of our mortgage notes outstanding. The repurchase of the mortgage notes will result in annual reductions in interest payments of approximately $4.0 million.

         As of August 14, 2000, no event of default under the indenture to the mortgage notes existed and was continuing. The fixed charge coverage ratio as defined in the indenture was at least 2.0 to 1 at June 30, 2000. Statia Terminals International N.V., a wholly-owned subsidiary of Statia Terminals Group N.V., is not restricted by this provision of the indenture from borrowing on the revolving credit facility discussed below. Additionally, at June 30, 2000, the sum of Statia Terminals International's dividends, restricted payments, aggregate consolidated net income (deficit), and capital stock proceeds was approximately $13.3 million. Such sum must be positive in order for Statia Terminals International to make certain restricted payments, including dividends to Statia Terminals Group N.V.

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

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the mortgage notes, to fund working capital needs, capital expenditures and other operating requirements, including any expenditures required by applicable environmental laws, and regulations, and to service debt. It is unlikely that we will be able to repay the mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the mortgage notes, or redeem the mortgage notes from additional equity funds, on or after November 15, 2000, and before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem, all or a portion of the mortgage notes prior to their maturity. Although we intend to refinance and believe that we will be able to refinance the mortgage notes during the November 15, 2000, to November 15, 2003 time period, our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to commercial, financial, and other factors, many of which are beyond our control. There can be no assurances that we will be able to repay at maturity or refinance this indebtedness in whole or in part, or at all, on terms acceptable to us. If we are unable to repay or refinance the mortgage notes at or prior to maturity, we will be forced to adopt alternative strategies that may include seeking additional equity capital.

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

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)

                                                                     For the Three Months Ended June 30,
                                                                   -----------------------------------------
                                                                          1999                    2000
                                                                   -------------------    -------------------
                                                                                % of                   % of
                                                                   Dollars      Total      Dollars     Total
                                                                   -------     -------     -------    -------
Produce incremental revenues                                       $   175        8.5%     $    62       4.5%
Operations sustaining capital expenditures                           1,874       91.5%       1,321      95.5%
                                                                   -------     -------     -------    -------

    Total                                                          $ 2,049      100.0%     $ 1,383     100.0%
                                                                   =======     =======     =======    =======



                                                                       For the Six Months Ended June 30,
                                                                   -----------------------------------------
                                                                          1999                  2000
                                                                   ------------------     ------------------
                                                                                % of                   % of
                                                                   Dollars      Total     Dollars      Total
                                                                   -------      -----     --------     -----
Produce incremental revenues                                       $   296        7.3%     $   146       3.5%
Operations sustaining capital expenditures                           3,761       92.7%       3,996      96.5%
                                                                   -------     -------     -------    -------

    Total                                                          $ 4,057      100.0%     $ 4,142     100.0%
                                                                   =======     =======     =======    =======


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

                       ON BALANCE SHEET COMMODITY POSITION
                             (DOLLARS IN THOUSANDS)


                                                                               As of June 30, 2000
                                                                        ---------------------------------
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

         Following are the results for each item voted upon given in number of shares:

                             For                Against              Abstain
                             ---                -------              -------

          Item 1.         4,930,605             41,250               19,390
          Item 2.         4,934,616             40,189               16,440
          Item 3.         4,902,266             66,889               22,090
          Item 4.         4,932,710             42,500               16,035

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

                                         STATIA TERMINALS GROUP N.V.
                                                  (Registrant)


Date:    November 14, 2000
                                         By:  /s/ James G. Cameron
                                             -----------------------------------
                                                  James G. Cameron
                                                  Director
                                                  (As Authorized Officer)



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