Form 10-Q
period 2000-09-30
STATIA TERMINALS GROUP NV
filed 2000-11-14
CIK 1078029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------   -------------

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                             ------       -----

         As of November 8, 2000, 6,544,053 class A common shares of the registrant were outstanding.

                           STATIA TERMINALS GROUP N.V.

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2000

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,        SEPTEMBER 30,
                                                                  1999                 2000
                                                              ------------        -------------
                                                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $    5,658           $    8,248
   Accounts receivable-
     Trade, net                                                    12,957               15,499
     Other                                                          3,704                  979
   Inventory, net                                                   3,239                1,925
   Prepaid expenses                                                 1,723                2,961
                                                               ----------           ----------

           Total current assets                                    27,281               29,612

PROPERTY AND EQUIPMENT, net                                       206,031              203,262

OTHER NONCURRENT ASSETS, net                                        2,985                2,899
                                                               ----------           ----------

           Total assets                                        $  236,297           $  235,773
                                                               ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $   14,086           $   14,071
   Accrued interest payable                                         1,516                4,483
   Other accrued expenses                                           7,084                7,626
                                                               ----------           ----------

           Total current liabilities                               22,686               26,180

DISTRIBUTIONS PAYABLE                                               2,913                2,913
LONG TERM DEBT - 11-3/4% FIRST MORTGAGE NOTES                     101,000              101,000
                                                               ----------           ----------

           Total liabilities                                      126,599              130,093

SHAREHOLDERS' EQUITY:
   Class A common shares                                               76                   76
   Class B subordinated shares                                         38                   38
   Class C incentive shares                                            --                   --
   Additional paid-in capital                                     129,834              129,834
   Notes receivable from shareholders                              (1,474)              (1,474)
   Accumulated deficit                                            (16,522)             (16,297)
    Class A common shares in treasury                              (2,254)              (6,497)
                                                               ----------           ----------
           Total shareholders' equity                             109,698              105,680
                                                               ----------           ----------

           Total liabilities and shareholders' equity          $  236,297           $  235,773
                                                               ==========           ==========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                             --------------------------       ----------------------------
                                                                1999             2000            1999               2000
                                                             ---------        ---------       ---------          ---------
REVENUES:
 Terminaling services                                        $  14,292        $  17,929       $  48,328          $  44,670
 Product sales                                                  29,018           39,613          74,664            109,404
                                                             ---------        ---------       ---------          ---------
     Total revenues                                             43,310           57,542         122,992            154,074
                                                             ---------        ---------       ---------          ---------

COSTS OF REVENUES:
 Terminaling services                                            9,437           10,178          29,757             30,373
 Product sales                                                  27,491           38,136          69,570            104,310
                                                             ---------        ---------       ---------          ---------
   Total costs of revenues                                      36,928           48,314          99,327            134,683
                                                             ---------        ---------       ---------          ---------

 Gross profit                                                    6,382            9,228          23,665             19,391

ADMINISTRATIVE EXPENSES                                          2,269            2,369           6,751              7,059

SPECIAL COMPENSATION EXPENSE                                        --               --           4,099                 --
                                                             ---------        ---------       ---------          ---------

     Operating income                                            4,113            6,859          12,815             12,332

INTEREST EXPENSE                                                 3,176            3,191          11,113              9,551

INTEREST INCOME                                                    117               99             684                252
                                                             ---------        ---------       ---------          ---------

   Income before provision for income taxes,
     preferred stock dividends and extraordinary charge          1,054            3,767           2,386              3,033

PROVISION FOR INCOME TAXES                                          55              195             548                716
                                                             ---------        ---------       ---------          ---------

     Income before preferred stock dividends and
       extraordinary charge                                        999            3,572           1,838              2,317

PREFERRED STOCK DIVIDENDS                                           --               --           2,257                 --
                                                             ---------        ---------       ---------          ---------

     Income (loss) before extraordinary charge                     999            3,572            (419)             2,317

EXTRAORDINARY CHARGE RELATED TO EARLY
  EXTINGUISHMENT OF DEBT                                            --               --           4,743                 --
                                                             ---------        ---------       ---------          ---------

     Net income (loss) available to common stockholders      $     999        $   3,572       $  (5,162)         $   2,317
                                                             =========        =========       =========          =========

BASIC EARNINGS PER COMMON SHARE:
 Income (loss) before extraordinary charge                   $    0.13        $    0.53       $    0.79          $    0.34
 Extraordinary charge                                               --               --              --
                                                                                                  (1.10)                --
                                                             ---------        ---------       ---------          ---------
       Net income (loss) available to common stockholders    $    0.13        $    0.53       $   (0.31)         $    0.34
                                                             =========        =========       =========          =========

DILUTED EARNINGS PER COMMON SHARE:
  Income (loss) before extraordinary charge                  $    0.09        $    0.34       $    0.52          $    0.22
  Extraordinary charge                                              --               --           (0.73)                --
                                                             ---------        ---------       ---------          ---------
       Net income (loss) available to common stockholders    $    0.09        $    0.34       $   (0.21)         $    0.22
                                                             =========        =========       =========          =========

BASIC AND DILUTED EARNINGS PER
    SUBORDINATED SHARE:
     Income (loss) before extraordinary charge               $      --        $      --       $   (1.06)         $      --
     Extraordinary charge                                           --               --              --                 --
                                                             ---------        ---------       ---------          ---------
       Net income (loss) available to common stockholders    $      --        $      --       $   (1.06)         $      --
                                                             =========        =========       =========          =========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                         ---------------------------
                                                                                           1999               2000
                                                                                         ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) available to common stockholders                                   $  (5,162)         $  2,317
    Adjustments to reconcile net income (loss) to common stockholders to net cash provided by operating activities:
        Extraordinary charge related to early extinguishment of debt                         4,743                --
        Non-cash special compensation expense                                                2,152                --
        Depreciation, amortization and non-cash charges                                      8,949            10,081
        Preferred stock dividends accrued                                                    2,257                --
        Provision for bad debts                                                                 19               555
        Increase  in accounts receivable-trade                                              (5,774)           (3,097)
        (Increase) decrease in accounts receivable-other                                    (1,903)            2,725
        Decrease in inventory                                                                2,564             1,314
        Increase in prepaid expenses                                                          (633)           (1,238)
        (Increase) decrease in other noncurrent assets                                         (34)               75
        Increase (decrease) in accounts payable                                              4,575               (15)
        Increase in accrued interest payable and other accrued expenses                      1,718             3,478
                                                                                         ---------          --------

            Net cash provided by operating activities                                       13,471            16,195
                                                                                         ---------          --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
        Purchases of property and equipment                                                 (6,331)           (6,801)
        Investment in joint venture                                                             --              (500)
        Proceeds from sale of property and equipment                                            15                --
                                                                                         ---------          --------

            Net cash used in investing activities                                           (6,316)           (7,301)
                                                                                         ---------          --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
        Net proceeds from initial public offering of class A common shares                 136,757                --
        Redemption of preferred stock                                                      (94,824)               --
        Repurchase of First Mortgage Notes                                                 (37,681)               --
        Payment of preferred stock dividends                                                (9,697)               --
        Payment of class A common share distribution                                        (2,405)           (2,092)
        Issuance of additional class B subordinated shares and class C incentive shares         34                --
        Purchase of class A common shares as treasury stock                                     --            (4,212)
                                                                                         ---------          --------

            Net cash used in financing activities                                           (7,816)           (6,304)
                                                                                         ---------          --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (661)            2,590

CASH AND CASH EQUIVALENTS, beginning of period                                              14,061             5,658
                                                                                         ---------          --------

CASH AND CASH EQUIVALENTS, end of period                                                 $  13,400          $  8,248
                                                                                         =========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for income taxes                                                           $     521          $    300
                                                                                         =========          ========
    Cash paid for interest                                                               $   8,665          $  6,073
                                                                                         =========          ========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals Group N.V. ("Group") and Subsidiaries (together with Group, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 (the "Form 10-K/A"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at September 30, 2000, and the results of its operations and cash flows for the nine months ended September 30, 1999 and 2000. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

2.  SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products and geographic location. The Company's primary services and products are terminaling services (resulting in revenues from storage, throughput, dock usage, emergency response, and other terminal services) and product sales (such as sales of bunker fuels to ships and other bulk petroleum product sales).

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


2.  SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:


                                                   FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                  ----------------------------          ----------------------------
                                                     1999               2000               1999               2000
                                                  ---------          ---------          ---------          ---------
ADJUSTED EBITDA:
       Terminaling services                       $   5,346          $   9,084          $  20,796          $  17,710
       Product sales                                  1,471                856              4,826              4,342
                                                  ---------          ---------          ---------          ---------
                       Total                      $   6,817          $   9,940          $  25,622          $  22,052
                                                  =========          =========          =========          =========

DEPRECIATION AND AMORTIZATION
    EXPENSE:
       Terminaling services                       $   2,671          $   2,996          $   8,346          $   9,470
       Product sales                                     86                156                274                509
                                                  ---------          ---------          ---------          ---------
                       Total                      $   2,757          $   3,152          $   8,620          $   9,979
                                                  =========          =========          =========          =========

ADJUSTED EBIT:
       Terminaling services                       $   2,675          $   6,088          $  12,450          $   8,240
       Product sales                                  1,385                700              4,552              3,833
                                                  ---------          ---------          ---------          ---------
                       Total                      $   4,060          $   6,788          $  17,002          $  12,073
                                                  =========          =========          =========          =========


         A reconciliation of Adjusted EBIT to the Company's income before provision for income taxes, preferred stock dividends and extraordinary charge is as follows:


                                                   FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                  ----------------------------          ----------------------------
                                                     1999               2000               1999               2000
                                                  ---------          ---------          ---------          ---------
Adjusted EBIT                                     $   4,060          $   6,788          $  17,002          $  12,073
Special compensation expense                             --                 --             (4,099)                --
Interest expense excluding debt
    amortization expense                             (3,006)            (3,021)           (10,517)            (9,040)
                                                  ---------          ---------          ---------          ---------

Income before provision for income
     taxes, preferred stock dividends and
     extraordinary charge                         $   1,054          $   3,767          $   2,386          $   3,033
                                                  =========          =========          =========          =========

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

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

         Diluted earnings per common share include the dilutive effect of the subordinated shares and, for the three and nine months ended September 30, 2000, outstanding stock options granted in May 2000. The Company's previously outstanding preferred stock with conversion features was antidilutive for all 1999 periods presented. All 1999 earnings per share amounts presented have been adjusted to give retroactive effect, as of the beginning of 1999, to the reclassification and issuance of additional class B subordinated shares and class C incentive shares that occurred in connection with the initial public offering of equity.

         The following additional information is presented with respect to the Company's earnings per share amounts:

                                                                  FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 -----------------------------       ------------------------------
                                                                     1999              2000              1999              2000
                                                                 -----------       -----------       -----------        -----------
EARNINGS PER COMMON SHARE:

 Earnings and losses allocated to common shares:
        Income (loss) before extraordinary charge                $       999       $     3,572       $     3,384        $     2,317
        Extraordinary charge                                              --                --            (4,743)                --
                                                                 -----------       -----------       -----------        -----------
        Net income (loss) available to common stockholders       $       999       $     3,572       $    (1,359)       $     2,317
                                                                 ===========       ===========       ===========        ===========

 Weighted average common shares outstanding                        7,600,000         6,700,326         4,315,018          6,892,260
 Dilutive effect of weighted average subordinated
   shares outstanding                                              3,800,000         3,800,000         2,157,509          3,800,000
 Dilutive effect of stock options outstanding                             --            47,015                --             20,065
                                                                 -----------       -----------       -----------        -----------
 Diluted common shares outstanding                                11,400,000        10,547,341         6,472,527         10,712,325
                                                                 ===========       ===========       ===========        ===========

EARNINGS PER SUBORDINATED SHARE:

 Earnings and losses allocated to subordinated shares:
        Loss before extraordinary charge                         $        --       $        --       $    (3,803)       $        --
        Extraordinary charge                                              --                --                --                 --
                                                                 -----------       -----------       -----------        -----------
        Net loss to common stockholders                          $        --       $        --       $    (3,803)       $        --
                                                                 ===========       ===========       ===========        ===========

 Weighted average subordinated shares outstanding                  3,800,000         3,800,000         3,587,611          3,800,000
                                                                 ===========       ===========       ===========        ===========

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


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

         During the nine months ended September 30, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

         In connection with the initial public offering of equity, certain previously granted stock options became fully vested, were exercised and became class B subordinated shares. On April 28, 1999, the remaining unamortized compensation expense associated with these options of $2,152 was recorded as a non-cash special compensation expense credited to additional paid-in capital.

         In conjunction with the transactions surrounding the initial public offering of equity, the Company authorized (i) 20,000,000 class A common shares of which 7,600,000 shares are issued and 6,598,853 shares were outstanding as of September 30, 2000; (ii) 7,800,000 class B subordinated shares of which 3,800,000 shares are currently issued and outstanding; and (iii) 2,200,000 class C incentive shares of which 38,000 shares are currently issued and outstanding.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)


4.     INITIAL PUBLIC OFFERING OF EQUITY AND RELATED TRANSACTIONS- (CONTINUED)


         The following unaudited pro forma consolidated results of operations for the three and nine month periods ended September 30, 1999, were prepared to illustrate the estimated effects of:

-        the elimination of the Castle Harlan management fee, and
- the use of the net proceeds from the initial public offering of equity and the restructuring as described in the Registration Statement

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

                                                                        UNAUDITED SELECTED PRO FORMA
                                                                            CONSOLIDATED RESULTS
                                                                -------------------------------------------

                                                                  FOR THE THREE            FOR THE NINE
                                                                   MONTHS ENDED             MONTHS ENDED
                                                                SEPTEMBER 30, 1999       SEPTEMBER 30, 1999
                                                                ------------------       ------------------

REVENUES                                                            $    43,310              $   122,992

OPERATING INCOME                                                          4,113                   17,357

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                 999                    7,847

DILUTED EARNINGS PER COMMON SHARE                                          0.09                     0.69

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:                           7,600,000                7,600,000

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:                  11,400,000               11,400,000

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals Group N.V. and Subsidiaries (the "Company") as of September 30, 2000, and for the three and nine month periods ended September 30, 1999 and 2000, included herein. Reference should also be made to the Company's Annual Report on Form 10-K/A that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed income statements.

                               RESULTS OF OPERATIONS
                               (DOLLARS IN THOUSANDS)

                                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------------------------------
                                                                             1999                           2000
                                                                    ------------------------------------------------------
                                                                                     % OF                           % OF
                                                                    DOLLARS        REVENUES        DOLLARS         REVENUES
                                                                    -------        -------         -------         -------

Revenues:
    Terminaling services                                            $14,292           33.0%        $17,929            31.2%
    Product sales                                                    29,018           67.0%         39,613            68.8%
                                                                    -------        -------         -------         -------
        Total revenues                                               43,310          100.0%         57,542           100.0%
                                                                    -------        -------         -------         -------
 Costs of revenues:
    Terminaling services                                              9,437           21.8%         10,178            17.7%
    Product sales                                                    27,491           63.5%         38,136            66.3%
                                                                    -------        -------         -------         -------
        Total costs of revenues                                      36,928           85.3%         48,314            84.0%
                                                                    -------        -------         -------         -------
    Gross profit                                                      6,382           14.7%          9,228            16.0%
 Administrative expenses                                              2,269            5.2%          2,369             4.1%
                                                                    -------        -------         -------         -------
    Operating income                                                  4,113            9.5%          6,859            11.9%
 Interest expense                                                     3,176            7.3%          3,191             5.6%
 Interest income                                                        117            0.2%             99             0.2%
                                                                    -------        -------         -------         -------
 Income before provision for income taxes                             1,054            2.4%          3,767             6.5%
 Provision for income taxes                                              55            0.1%            195             0.3%
                                                                    -------        -------         -------         -------
    Net income available to common stockholders                     $   999            2.3%        $ 3,572             6.2%
                                                                    =======        =======         =======         =======

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

                                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ----------------------------------------------------------
                                                                                   1999                            2000
                                                                       ----------------------------------------------------------
                                                                                           % OF                            % OF
                                                                        DOLLARS          REVENUES         DOLLARS        REVENUES
                                                                       ----------       ---------        ---------      ---------

Revenues:
    Terminaling services                                               $   48,328            39.3%       $  44,670           29.0%
    Product sales                                                          74,664            60.7%         109,404           71.0%
                                                                       ----------       ---------        ---------      ---------
        Total revenues                                                    122,992           100.0%         154,074          100.0%
                                                                       ----------       ---------        ---------      ---------
 Costs of revenues:
    Terminaling services                                                   29,757            24.2%          30,373           19.7%
    Product sales                                                          69,570            56.6%         104,310           67.7%
                                                                       ----------       ---------        ---------      ---------
        Total costs of revenues                                            99,327            80.8%         134,683           87.4%
                                                                       ----------       ---------        ---------      ---------
    Gross profit                                                           23,665            19.2%          19,391           12.6%
 Administrative expenses                                                    6,751             5.5%           7,059            4.6%
 Special compensation expense                                               4,099             3.3%              --             --
                                                                       ----------       ---------        ---------      ---------
    Operating income                                                       12,815            10.4%          12,332            8.0%
 Interest expense                                                          11,113             9.0%           9,551            6.2%
 Interest income                                                              684             0.5%             252            0.2%
                                                                       ----------       ---------        ---------      ---------
 Income before provision for income taxes, preferred
     stock dividends and extraordinary charge                               2,386             1.9%           3,033            2.0%
 Provision for income taxes                                                   548             0.4%             716            0.5%
 Preferred stock dividends                                                  2,257             1.8%              --             --
 Extraordinary charge related to early extinguishment of debt               4,743             3.9%              --             --
                                                                       ----------       ---------        ---------      ---------
    Net income (loss) available to common stockholders                 $   (5,162)           (4.2)%      $   2,317            1.5%
                                                                       ==========       =========        =========      =========

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

         On October 10, 2000, we executed an amendment to our contract with a major state-owned oil company under which we are currently purchasing a majority of the fuel oil necessary to support our bunker sales requirements at St. Eustatius. The amendment extends the expiration of the contract to June 30, 2001, and contains terms and conditions which are comparable to prior agreements with the supplier. We believe that suitable alternate sources of supply are available from which we can procure fuel oil should our current contract be interrupted or not be renewed.

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------------------------------
                                                                             1999                           2000
                                                                    ------------------------------------------------------
                                                                                    % OF                             % OF
                                                                    DOLLARS         TOTAL          DOLLARS          TOTAL
                                                                    -------        -------         -------         -------

Netherlands Antilles and the Caribbean                              $39,647           91.5%        $51,945            90.3%
Canada                                                                3,663            8.5%          5,597             9.7%
                                                                    -------        -------         -------         -------

    Total                                                           $43,310          100.0%        $57,542           100.0%
                                                                    =======        =======         =======         =======

                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------------------------------
                                                                             1999                           2000
                                                                    ------------------------------------------------------
                                                                                    % OF                             % OF
                                                                    DOLLARS         TOTAL          DOLLARS          TOTAL
                                                                    --------       -------         --------        -------

Netherlands Antilles and the Caribbean                              $108,129          87.9%        $140,676           91.3%
Canada                                                                14,863          12.1%          13,398            8.7%
                                                                    --------       -------         --------        -------

    Total                                                           $122,992         100.0%        $154,074          100.0%
                                                                    ========       =======         ========        =======

                          OPERATING INCOME BY LOCATION
                             (DOLLARS IN THOUSANDS)


                                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------------------------------
                                                                             1999                           2000
                                                                    ------------------------------------------------------
                                                                                    % OF                             % OF
                                                                    DOLLARS         TOTAL          DOLLARS          TOTAL
                                                                    -------        -------         -------         -------


Netherlands Antilles and the Caribbean                              $ 3,892           94.6%        $ 5,521            80.5%
Canada                                                                  221            5.4%          1,338            19.5%
                                                                    -------        -------         -------         -------

    Total                                                           $ 4,113          100.0%        $ 6,859           100.0%
                                                                    =======        =======         =======         =======

                                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------------------------------
                                                                             1999                           2000
                                                                    ------------------------------------------------------
                                                                                    % OF                             % OF
                                                                    DOLLARS         TOTAL          DOLLARS          TOTAL
                                                                    -------        -------         -------         -------


Netherlands Antilles and the Caribbean                              $10,467           81.7%        $10,157            82.4%
Canada                                                                2,348           18.3%          2,175            17.6%
                                                                    -------        -------         -------         -------

    Total                                                           $12,815          100.0%        $12,332           100.0%
                                                                    =======        =======         =======         =======

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

         The following table sets forth, for the periods indicated, capacity leased, throughput, and vessel calls for each of our operating locations. "Capacity leased" represents the storage capacity leased to third parties weighted for the number of days leased in the month divided by the capacity available for lease. "Throughput" volume is the total number of inbound barrels discharged from a vessel, tank, rail car, or tanker truck, not including across-the-dock or tank-to-tank transfers. A "vessel call" occurs when a vessel docks or anchors at one of our terminal locations in order to load and/or discharge cargo and/or to take on bunker fuel. Such dockage or anchorage is counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurs when we sell and deliver bunker fuel to a vessel not calling at our terminals for the above purposes. Each of these statistics is a measure of the utilization of our facilities and equipment.

            CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
                      (THROUGHPUT IN THOUSANDS OF BARRELS)

                                                  FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                                  -------------------------               ------------------------
                                                   1999               2000                 1999              2000
                                                  ------             ------               ------            ------

Netherlands Antilles and the Caribbean:
  Capacity leased                                     89%                94%                  91%               86%
  Throughput                                      15,011             27,276               48,687            58,236
  Vessel calls                                       219                213                  739               654

Canada:
  Capacity leased                                     65%                76%                  85%               67%
  Throughput                                       8,880             16,535               31,214            40,747
  Vessel calls                                        19                 44                   78               101

All locations:
  Capacity leased                                     79%                87%                  89%               78%
  Throughput                                      23,891             43,811               79,901            98,983
  Vessel calls                                       238                257                  817               755

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000, VERSUS THE SAME PERIODS OF 1999

Comparability

         Our initial public offering of equity, which closed on April 28, 1999, impacted our results of operations and financial condition. Therefore, our results of operations and financial condition may not be comparable across periods presented herein.

Revenues

         Total revenues for the three and nine months ended September 30, 2000, were $57.5 million and $154.1 million, compared to $43.3 million and $123.0 million for the same periods of 1999, representing increases of $14.2 million or 32.9% and $31.1 million or 25.3%, respectively. The increases in total revenues are primarily due to increases in average selling prices in our product sales segment. See further discussion below.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from terminaling services (revenues from storage, throughput, dock usage, emergency response, and other terminal services) for the three and nine months ended September 30, 2000, were $17.9 million and $44.7 million, compared to $14.3 million and $48.3 million for the same periods of 1999, representing an increase of $3.6 million, or 25.4%, and a decrease of $3.7 million, or 7.6%, respectively. The increase in terminaling services revenues for the three months ended September 30, 2000, compared to the same period in 1999, was primarily the result of increased throughput of crude oil and new short-term product storage contracts. We believe the decrease in terminaling services revenues for the nine months ended September 30, 2000, compared to the same period in 1999, was principally due to the adverse effects of the accord established between many of the oil exporting nations, some of whom are our customers, to raise crude oil prices by reducing supply. Members of the accord reduced their production of crude oil during the period from April 1999, through late March 2000, which reduced the worldwide quantity of crude oil and petroleum products in storage. The accord primarily impacted our terminaling services revenues beginning with the second half of 1999.

         For the nine months ended September 30, 2000, approximately 74.3% of our tank capacity was leased pursuant to long term contracts at our St. Eustatius and Point Tupper locations together. Approximately 67.3% of our storage and throughput revenues, excluding related ancillary services, were derived from long term contracts during the same period.

         Revenues from terminaling services at St. Eustatius increased approximately $1.7 million or 16.7% during the three months ended September 30, 2000 as compared to the same period of 1999. The increase in revenues from terminaling services was due primarily to increased cargo vessel calls and a higher percentage capacity leased. Nine additional cargo vessels called at the St. Eustatius facility during the three months ended September 30, 2000, than during the same period of 1999, resulting in higher revenues from port charges, which consist of dock charges, emergency response fees, and other terminal charges. For the three months ended September 30, 2000, the overall percentage of capacity leased at St. Eustatius was 94% as compared to 89% for the same period of 1999, reflecting increases in the percentage of capacity leased for fuel oil tankage. The increase in the percentage of capacity leased for fuel oil tankage was primarily the result of new short-term product storage contracts. Certain short-term product storage contracts did not renew for the fourth quarter of 2000.

         Revenues from terminaling services at St. Eustatius decreased approximately $2.3 million or 6.9% during the nine months ended September 30, 2000 as compared to the same period of 1999. The decrease in revenues from terminaling services was due primarily to a lower percentage capacity leased. Although thirty fewer cargo vessels called at the St. Eustatius facility during the nine months ended September 30, 2000, than during the same period of 1999, revenues from port charges were higher primarily due to increases in the size of cargo vessels calling at this facility. For the nine months ended September 30, 2000, the overall percentage of capacity leased at St. Eustatius was 86% as compared to 91% for the same period of 1999, reflecting decreases in the percentage of capacity leased for fuel oil tankage. The decrease in the percentage of capacity leased for fuel oil tankage was primarily the result of the effects of the accord, backwardation in this market, and the relative lower pricing, during certain months, of products which compete with fuel oil.

         Revenues from terminaling services at Point Tupper increased approximately $1.9 million or 52.7% during the three months ended September 30, 2000 as compared to the same period of 1999. The increase in revenues from terminaling services was due primarily to a higher percentage of tank capacity leased resulting from new short-term storage contracts and from increased throughput of crude oil. Twenty-five additional cargo vessels called during the three months ended September 30, 2000, as compared to the same period of 1999, which led to higher revenues from port charges at this facility. The percentage of tank capacity leased at Point Tupper was 76% for the three months ended September 30, 2000 as compared to 65% for the same period of 1999. Certain short-term storage contracts at Point Tupper did not renew for the fourth quarter of 2000.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

         Revenues from terminaling services at Point Tupper decreased approximately $1.4 million or 9.5% during the nine months ended September 30, 2000, as compared to the same period of 1999. The decrease was due primarily to a lower percentage of tank capacity leased primarily resulting from the decision by a customer of this facility, who is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. The percentage of tank capacity leased at Point Tupper was 67% for the nine months ended September 30, 2000, as compared to 85% for the same period of 2000. Partially offsetting reduced storage revenues were revenues from a higher number of barrels throughput by this facility's primary crude oil customer for the nine months ended September 30, 2000. Twenty-three additional cargo vessels called during the nine months ended September 30, 2000, as compared to the same period of 1999, which led to higher revenues from port charges at this facility.

         Revenues from product sales were $39.6 million and $109.4 million for the three and nine months ended September 30, 2000, compared to $29.0 million and $74.7 million for the same periods of 1999, an increase of $10.6 million or 36.5% and $34.7 million or 46.5%, respectively. These increases were due to increases in average selling prices partially offset by lower volumes delivered. Average selling prices increased 39.0% and 69.9% when comparing the three and nine months ended September 30, 2000, with the same periods of 1999. These changes in average selling prices were primarily the result of changes in the world oil markets which have been significantly influenced by the accord. Metric tons of bunkers and bulk product delivered decreased 1.8% and 13.7% during the three and nine months ended September 30, 2000, respectively, as compared to the same periods of 1999.

Gross Profit

         Gross profit for the three months ended September 30, 2000 and 1999, was $9.2 million and $6.4 million, representing an increase of $2.8 million or 44.6%. Gross profit for the nine months ended September 30, 2000 and 1999, was $19.4 million and $23.7 million, representing a decrease of $4.3 million or 18.1%. The increase in gross profit for the three months ended September 30, 2000, is primarily the result of increased throughput of crude oil and new short-term product storage contracts. The decrease in gross profit for the nine months ended September 30, 2000, is the result of lower gross profit realized on terminaling services. Gross profit from terminaling services decreased primarily as a result of certain customers choosing not to renew their storage and throughput contracts due, in part, to reduced supply resulting from the accord established among many of the oil exporting nations. Additionally, during the nine months ended September 30, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge of $0.8 million during the first quarter of 2000 to depreciation expense which is included in Costs of Revenues.

Administrative Expenses

         Administrative expenses were $2.4 million and $7.1 million for the three and nine months ended September 30, 2000, as compared to $2.3 million and $6.8 million for the same periods of 1999, representing increases of $0.1 million or 4.4% and $0.3 million or 4.6%, respectively. The increases during the three and nine months ended September 30, 2000, as compared to the same periods of 1999, were primarily the result of higher depreciation and personnel costs. The increase during the nine months ended September 30, 2000, was partially offset by the termination of the Castle Harlan management fee effective as of our initial public offering of equity.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

Special Compensation Expense

         As more fully discussed in note 4 of the notes to consolidated condensed financial statements included in Part I, Item 1, of this Report, we recorded special compensation expense during the nine months ended September 30, 1999, of $4.1 million.

Interest Expense

         During the three and nine months ended September 30, 2000, we incurred $3.2 million and $9.6 million of interest expense compared to $3.2 million and $11.1 million for the same periods of 1999. Interest expense includes interest accrued on our mortgage notes due in 2003, amortization expense related to deferred financing costs, other interest expense, and bank charges. In May 1999, we repurchased $34.0 million of the mortgage notes which resulted in lower interest expense on this debt.

Provision for Income Taxes

         Provision for income taxes were $0.2 million and $0.7 million for the three and nine months ended September 30, 2000, and $0.1 million and $0.5 million for the three and nine months ended September 30, 1999.

Preferred Stock Dividends

         Preferred stock dividends were $2.3 million for the nine months ended September 30, 1999. There were no preferred stock dividends for the three months ended September 30, 2000 and 1999, and for the nine months ended September 30, 2000, as a result of the redemption of all outstanding preferred stock in connection with our initial public offering of equity.

Extraordinary Charge Related to Early Extinguishment of Debt

         As more fully discussed in note 4 of the notes to consolidated condensed financial statements included in Part I, Item 1, of this Report, we recognized an extraordinary charge of $4.7 million during the nine months ended September 30, 1999, in connection with the repurchase of $34.0 million of our mortgage notes. There was no income tax effect associated with this extraordinary charge.

Net Income (Loss)

         The Company produced net income available to common stockholders of $3.6 million and $2.3 million for the three and nine months ended September 30, 2000, as compared to net income available to common stockholders of $1.0 million and a net loss to common stockholders of $5.2 million for the same periods of 1999, respectively, representing an improvement of $2.6 million and $7.5 million. This improvement was primarily attributable to reduced debt service costs and the net effect of other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow from Operating Activities

         Net cash provided by operating activities was $16.2 million and $13.5 million for the nine months ended September 30, 2000, and 1999, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges, and changes in various asset and liability accounts.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

         At September 30, 2000, we had cash and cash equivalents on hand of $8.2 million compared to $5.7 million at December 31, 1999. Accounts receivable and accounts payable, primarily related to the purchases and sales of petroleum products, were $16.5 million and $14.1 million, respectively, at September 30, 2000, as compared to $16.7 million and $14.1 million, respectively, at December 31, 1999. The aggregate net changes of the accounts receivable and accounts payable balances are included in net cash provided by operating activities.

Cash Flow from Investing Activities

         Net cash used in investing activities consisting primarily of purchases of property and equipment was $7.3 million and $6.3 million for the nine months ended September 30, 2000 and 1999, respectively. During the three months ended September 30, 2000, we acquired an interest for $0.5 million in a joint venture which holds an investment in a company providing on-line trading of certain petroleum products. See the Summary of Capital Expenditures by Type table which follows.

Cash Flow from Financing Activities

         In July 2000, our board of directors approved an increase in the number of shares authorized under the previously announced stock purchase program to 2,000,000 of our class A common shares. As of September 30, 2000, and November 8, 2000, we had acquired 1,001,147 and 1,055,947 class A common shares, respectively, at an aggregate cost of $6.5 million and $6.9 million, respectively. As conditions warrant, we intend to continue periodic open market purchases of our class A common shares under the stock purchase program.

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

         On August 14, 2000, we paid $1.0 million to holders of our class A common shares representing $0.15 per share. The $0.30 per share difference between the declared distribution and the target quarterly distribution of $0.45 per share represents an arrearage that must be paid from future available cash.

         On October 24, 2000, our board of directors declared a distribution of $0.15 per share on our class A common shares payable November 14, 2000, to shareholders of record on October 31, 2000. The $0.30 per share difference between the declared distribution and the target quarterly distribution of $0.45 per share represents an arrearage that must be paid from future available cash. The aggregate arrearage per class A common share after the distribution is paid on November 14, 2000 will be $1.35.

         On May 2, 2000, we granted to certain of our employees and directors options to purchase 228,000 of our class A common shares at an exercise price of $5.59 per share representing the fair value on the date of grant. These options were granted pursuant to our 1999 share option plan and generally vest in proportion to the conversion of our class B subordinated shares to class A common shares over the subordination period, as defined in our articles of incorporation.

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

         As of November 14, 2000, no event of default under the indenture to the mortgage notes existed and was continuing. The fixed charge coverage ratio as defined in the indenture was at least 2.0 to 1 at September 30, 2000. Statia Terminals International N.V., a wholly-owned subsidiary of Statia Terminals Group N.V., is not restricted by this provision of the indenture from borrowing on the revolving credit facility discussed below. Additionally, at September 30, 2000, the sum of Statia Terminals International's dividends, restricted payments, aggregate consolidated net income (deficit), and capital stock proceeds was approximately $15.7 million. Such sum must be positive in order for Statia Terminals International to make certain restricted payments, including dividends to Statia Terminals Group N.V.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory, which renews annually under the original terms of the agreement unless otherwise canceled by either party. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with a defined available borrowing base, which was approximately $13.1 million at September 30, 2000. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (10.0% at November 14, 2000). The revolving credit facility was extended during the three months ended September 30, 2000, and will now expire on November 27, 2001. During the first and second quarters of 2000, we borrowed against the revolving credit facility, and all of such borrowings were repaid by May 2000. There was no outstanding balance at September 30, 2000.

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

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the mortgage notes, to fund working capital needs, capital expenditures, and other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. It is unlikely that we will be able to repay the mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the mortgage notes, or redeem the mortgage notes from additional equity funds, on or after November 15, 2000, and before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem all or a portion of the mortgage notes prior to their maturity. Although we intend to refinance and believe that we will be able to refinance the mortgage notes during the November 15, 2000, to November 15, 2003, time period, our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to commercial, financial, and other factors, many of which are beyond our control. There can be no assurances that we will be able to repay at maturity or refinance this indebtedness in whole or in part, or at all, on terms acceptable to us. If we are unable to repay or refinance the mortgage notes at or prior to maturity, we will be forced to adopt alternative strategies that may include seeking additional equity capital.

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS - (CONTINUED)

CAPITAL EXPENDITURES

         Our projected capital spending for 2000 is $8.2 million for operations sustaining capital expenditures and $0.3 million to produce incremental revenues. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenues and those which sustain our operations.

                    SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)

                                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                    ------------------------------------------------------
                                                                             1999                           2000
                                                                    ----------------------         -----------------------
                                                                                     % OF                            % OF
                                                                    DOLLARS         TOTAL          DOLLARS          TOTAL
                                                                    ----------------------         -----------------------

Produce incremental revenues                                        $   355           15.6%        $    50             1.9%
Operations sustaining capital expenditures                            1,919           84.4%          2,609            98.1%
                                                                    -------        -------         -------         -------

    Total                                                           $ 2,274          100.0%        $ 2,659           100.0%
                                                                    =======        =======         =======         =======

                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                   ------------------------------------------
                                                                          1999                    2000
                                                                   -------------------     ------------------
                                                                                % OF                    % OF
                                                                   DOLLARS      TOTAL       DOLLARS     TOTAL
                                                                   -------     -------     -------    -------

Produce incremental revenues                                       $   651       10.3%     $   196       2.9%
Operations sustaining capital expenditures                           5,680       89.7%       6,605      97.1%
                                                                   -------     -------     -------    -------

    Total                                                          $ 6,331      100.0%     $ 6,801     100.0%
                                                                   =======     =======     =======    =======


ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133-"Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 although earlier adoption is allowed. We have not yet quantified the impacts of adopting SFAS No. 133.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding 90 days. We do not presently hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products on hand at September 30, 2000, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                      ON BALANCE SHEET COMMODITY POSITION
                             (Dollars in thousands)

                                                                            As of September 30, 2000
                                                                        ---------------------------------
                                                                        Carrying Value         Fair Value
                                                                        ---------------         --------

Petroleum Inventory:
    Statia Terminals N.V.                                                  $   1,855            $  1,827
    Statia Terminals Canada, Inc.                                                 70                 211
                                                                           ---------            --------

        Total                                                              $   1,925            $  2,038
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

                              STATIA TERMINALS GROUP N.V.
                                       (Registrant)
Date:  November 14, 2000
                              By:  /s/ James G. Cameron
                                  --------------------------------------------
                                      James G. Cameron
                                      Director
                                      (As Authorized Officer)



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