Form 10-K
period 2000-12-31
STATIA TERMINALS GROUP NV
filed 2001-03-09
CIK 1078029

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-25821
                          STATIA TERMINALS GROUP N.V.
             (Exact name of registrant as specified in its charter)

         NETHERLANDS ANTILLES               52-2003016
    (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)     Identification No.)

                             C/O COVENANT MANAGERS
                               L.B. SMITHPLEIN 3
                         CURACAO, NETHERLANDS ANTILLES
                               (011) 599-31-82300
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of registrant's class A common shares held by nonaffiliates was approximately $55.8 million as of March 5, 2001.

     As of March 5, 2001 6,092,053 class A common shares of the registrant were outstanding.

     The information required by Part III, Items 10 through 13 of this Form 10-K is incorporated herein by reference to our definitive proxy statement filed with the U.S. Securities and Exchange Commission on or about March 12, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          STATIA TERMINALS GROUP N.V.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I......................................................    1
Item 1. Business............................................    1
Item 2. Properties..........................................   11
Item 3. Legal Proceedings...................................   13
Item 4. Submission of Matters To a Vote of Security
  Holders...................................................   13

PART II.....................................................   14
Item 5. Market for Registrant's Common Equity and Related
  Security Matters..........................................   14
Item 6. Selected Financial Data.............................   16
Item 7. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................   20
Item 7a. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   35
Item 8. Financial Statements and Supplementary Data.........   35
Item 9. Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure.......................   35

PART III....................................................   36

PART IV.....................................................   36
Item 14. Exhibits, Financial Statement Schedules and Reports
  on Form 8-K...............................................   36

     You should carefully consider the risks and uncertainties described throughout this Annual Report on Form 10-K (the "Report") before deciding to invest in our publicly-traded shares. The risks and uncertainties described in this Report are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the risks and uncertainties described in this Report occur, our business, financial condition, results of operations or ability to make the target quarterly distribution could be adversely affected. In such case, the trading prices of our publicly-traded shares could decline, and you may lose all or part of your investment.

     This Report contains forward-looking statements within the meaning of 27A of the Securities Act of 1933, as amended. Discussions containing such forward-looking statements may be found in Items 1, 2, 3 and 7 hereof, as well as within this Report generally. In addition, when used in this Report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements as a result of fluctuations in the supply of and demand for crude oil and other petroleum products, changes in the petroleum terminaling industry, added costs due to changes in government regulations affecting the petroleum industry, inability to maintain our tax status, the loss of a major customer or customers, the loss of a major vendor or supplier of petroleum products, the financial condition of our customers, interruption of our operations caused by adverse weather conditions, changes to our contract labor arrangement, the condition of the U.S. and certain foreign economies, and other matters included in this Report. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     Frequently in this Report, especially when discussing our operations, we refer to ourselves, Statia Terminals Group N.V. and our subsidiaries, as "we" or "us".

                                     PART I

                                ITEM 1. BUSINESS

                            INTRODUCTION AND HISTORY

     We believe we are one of the five largest independent marine terminaling companies in the world as measured in terms of storage capacity. At the end of 2000, our tank capacity was 18.8 million barrels. We believe we are the largest independent marine terminal operator handling crude oil imported into the Eastern United States. Our two terminals are strategically located at points of minimal deviation from major shipping routes. We provide terminaling services for crude oil and refined petroleum products to many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies and ship owners. Our customers include a subsidiary of Saudi Aramco and Tosco Corporation. Our customers transship their products through our facilities to the Americas and Europe. We own and operate one storage and transshipment facility located on the island of St. Eustatius, Netherlands Antilles, and one located at Point Tupper, Nova Scotia, Canada. In connection with our terminaling business, we provide related value-added services, including crude oil and petroleum product blending and processing, berthing of vessels at our marine facilities, and emergency and spill response. In addition to our terminaling services, we sell bunkers, which is the fuel marine vessels consume, and bulk petroleum products to various commercial interests.

     Our operations began in 1982 as Statia Terminals N.V., with an oil products terminal located on the island of St. Eustatius, Netherlands Antilles. In 1984, CBI Industries, Inc., an industrial gases and contracting services company, acquired a controlling interest in Statia Terminals N.V. We purchased Statia Terminals Southwest, Inc. with its facility at Brownsville, Texas, in 1986. In 1990, CBI Industries became the sole owner of Statia Terminals N.V. and Statia Terminals Southwest. In 1992 and 1993, we acquired an interest in, and ultimately all of, the predecessor of Statia Terminals Canada, Incorporated, which owns the facility located at Point Tupper, Nova Scotia, Canada. In 1996, Praxair, Inc. acquired CBI Industries. In November 1996, Castle Harlan Partners II L.P., members of our management and others acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., Statia Terminals, Inc., their subsidiaries and certain of their affiliates. Castle Harlan Partners II L.P. is a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank. At the same time, Statia Terminals Point Tupper, Incorporated was amalgamated into Statia Terminals Canada, Incorporated. Statia Terminals Group N.V. and certain of its subsidiaries were organized for purposes of facilitating the acquisition. In connection with the November 1996 acquisition, two of our subsidiaries issued to the public $135 million of 11 3/4% First Mortgage Notes which mature on November 27, 2003. In July 1998, we sold Statia Terminals Southwest to an unaffiliated third party purchaser.

     On April 28, 1999, we completed our initial public equity offering of 7.6 million class A common shares. The offering price was $20 per share raising gross proceeds of $152 million. The gross proceeds of the offering were used primarily to redeem all of our outstanding Series A, B, C, D and E preferred stock and pay accrued dividends, underwriters' discounts, fees, and other costs directly associated with the offering. In addition, proceeds from the offering were used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34 million of the 11 3/4% First Mortgage Notes, leaving $101 million outstanding. In connection with the repurchase of the 11 3/4% First Mortgage Notes, we incurred a $4.7 million loss on the early extinguishment of debt.

     Subsequent to the offering, during 1999, we declared distributions on our class A common and class B subordinated shares aggregating $0.7665 per share. Only the declared distributions on our class A common shares were paid during 1999. During 2000, we declared and paid distributions on our class A common shares aggregating $0.45 per share.

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

                                    INDUSTRY

  Terminaling

     We believe the petroleum terminaling industry consists of two market segments. One segment is characterized by the ownership and management of terminals inland along major crude oil or petroleum product pipelines. This segment is primarily engaged in the distribution of crude oil to inland refineries or petroleum products via pipeline, rail or truck. The second segment of the industry is marine terminaling. This segment is primarily engaged in bulk storage and transshipment of crude oil and petroleum products of domestic and overseas producers, integrated oil companies, traders, refiners and distributors. "Transshipment" is the process whereby customers transfer their products either from a vessel to storage tanks for subsequent transfer to other vessels for delivery to other destinations, or from one ship to another ship across the dock. We are primarily engaged in marine terminaling.

     A substantial portion of crude oil and petroleum products storage terminals are captive, in other words, they are owned by producers, refiners, utilities and pipeline operators and used almost exclusively for their own operations. The independent terminaling operator segment of the marine terminaling industry, which is described in this Report, excludes these captive terminals. Captive terminal storage is only occasionally made available to the general market and lacks some of the competitive advantages of independent operations, the most important of which is confidentiality.

     Companies generally use marine terminals for various reasons including:

     - to take advantage of economies of scale by transporting crude oil or petroleum products in bulk to a terminal as near to the ultimate destination as economically possible;

     - to blend crude oil or petroleum products to meet market specifications;

     - to process products to add value for a specific downstream market;

     - to temporarily store crude oil or petroleum products; and

     - to access bunker fuels and lube oils for consumption by marine vessels.

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

     Lightering generally takes significantly longer than discharging at a terminal. For example, a fully-laden ultra-large crude carrier may require four or more days to fully discharge by lightering, but only 24 to 36 hours to fully discharge at our terminals. In addition, terminals allow oil producers to store oil and benefit from value-added services. The advantages of terminaling may be offset in market conditions where the direct costs of terminaling are higher than those of lightering. The direct cost differential of lightering versus terminaling changes as charter rates change for ships of various sizes. Under current market conditions, lightering in most instances costs less than terminaling, primarily by allowing very-large and ultra-large crude carriers to cover the longest portion of the total journey.

  Blending

     Increasingly stringent environmental regulations create additional demand for facilities that can blend a variety of components into finished products that meet such regulations as well as meet customer specific requirements. Precise blending requires specialized equipment, expertise, and availability of a full range of blendstocks. The evolving reformulated gasoline market in the U.S., resulting primarily from emission-reduction regulations, including the U.S. Clean Air Act, as amended, tightening specifications for distillates and the increasing need for blended residual fuel are expected to enhance the growth of the product blending segment of the terminaling industry. We regularly blend components to make finished gasolines and various grades of residual fuel. Crude oils are blended for various refiners.

  Strategic Storage

     Some crude oil producers, integrated oil companies, refiners and others have a continuing need to store crude oil and petroleum products to supply a specific downstream demand, such as to supply feedstock to a refinery or utility. The need for strategic storage is generally not as sensitive to changes in market conditions as is seasonal and opportunity storage and usually results in our realization of longer term contracts. We have several customers who use our facilities for strategic purposes. In Canada, a large independent U.S. refiner leases and utilizes 3.6 million barrels of storage for gathering crude oil from various locations to feed two of its refineries on the U.S. East coast. A second customer, consisting of a consortium of major oil companies, sends natural gas liquids via pipeline to certain processing facilities on land leased from us. After processing, certain products are stored with us under a long-term contract. At St. Eustatius, an oil producer leases 5.0 million barrels of storage from us and uses these tanks to supply its customers.

  Seasonal and Opportunity Storage

     Refiners, traders and others use storage facilities to take advantage of seasonal movements and anomalies in the crude oil and petroleum products markets. When the forward prices for crude oil and petroleum products that we store fall below spot prices for any length of time, this market condition is called "backwardation." When forward prices exceed spot prices for any length of time the market is said to be in "contango." When crude oil and petroleum product markets are in contango by an amount exceeding storage costs, the time value of money, the cost of a second vessel plus the cost of loading and unloading at a terminal, the demand for storage capacity at terminals usually increases. When crude oil and petroleum products markets are in backwardation for any length of time, the opportunity users of terminal storage facilities are less likely to store product, thereby reducing storage utilization levels. Historically, heating oil has been in contango during the summer months and gasoline has been in contango during the winter months. As a result, demand for heating oil storage is typically strongest during the summer, fall and winter months and demand for gasoline storage is typically strongest in the winter, spring and summer months. However, during the summers of 1999 and 2000, and winters of 1999/2000 and 2000/2001, the heating oil and gasoline markets have not followed this historical pattern, and we can give no assurance that the crude oil and petroleum products markets will follow these patterns in the future.

     Beginning in late 1997 and until the current period of backwardation started during the spring of 1999, all segments of the crude oil and petroleum products markets were generally in contango. As a result, previously available storage tank capacity began to diminish, and storage tank lease rates began to rise during 1998. The shift toward contango was due in part to the worldwide excess supply of crude oil, which existed at that time, and which resulted in a sharp decrease in spot prices for most petroleum products.

     Members of the Organization of Petroleum Exporting Countries ("OPEC"), in conjunction with certain non-OPEC members, entered into an agreement in March 1999 to reduce worldwide crude oil production with the intent of supporting market prices for crude oil and petroleum products. In accordance with the one year accord, which became effective April 1, 1999, the signatories significantly reduced their production of crude oil which resulted in a significant increase in spot prices and a reduction of crude oil and petroleum products inventories. Since shortly after the accord was reached in March 1999, generally all segments of the crude oil and petroleum products markets have been in backwardation. We believe that market conditions related to the accord had an adverse effect on our business primarily during the second half of 1999 and the first half of 2000.

     Several times during 2000 and early 2001, after the termination of the initial one year accord, the signatories adjusted their production levels in an attempt to maintain the price of crude oil within a target range. These actions caused uncertain conditions in the crude oil and petroleum products markets primarily during the second half of 2000 and continuing into the first quarter of 2001, which created trading opportunities for several of our customers. These customers in turn leased storage from us on a short-term basis.

  Bunker Sales

     "Bunkering" is the sale and delivery of fuels to marine vessels to be used for their own engines. The customer base and suppliers of bunker fuel are located worldwide. Sales of bunker fuel, which includes diesel oil, gas oil and intermediate fuel oil, are driven primarily by the proximity of the supply location to major shipping routes and ports of call; the amount of cargo carried by marine vessels; and the price, quantity, and quality of bunker fuel.

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

     Our bunker fuel revenues and related direct costs are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold and volumes delivered. The increase in global oil prices, which resulted from the accord, has caused our bunker fuel revenues and related direct costs to increase significantly, as compared to recent years, beginning in the spring of 1999 and continuing through the present.

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

                             SERVICES AND PRODUCTS

     We provide storage services which are designed to meet our customers' specifications and a full range of terminaling-related services, including product blending, heating, mixing, separation, and removal of water and other impurities. Our facilities can handle a variety of petroleum materials, including light, medium and heavy crude oils, residual fuel oil, gasoline, gasoline blending components, diesel, marine gas oil, marine diesel oil, aviation fuel, bunker fuel, and natural gas liquids. Residual fuel oil is comprised of the residue from the distillation of crude oil after the light oils, gasoline, naphtha, kerosene, and distillate oils are extracted. We also handle petroleum diluents, lubricating oils, and various other petroleum products.

     We own seven berthing locations where vessels may load and discharge crude oil or petroleum products at our St. Eustatius facility and two berthing locations at our Point Tupper facility. With these berthing locations and our uniquely designed mooring facilities and piping configurations, we can handle oil tankers of various sizes, from relatively small to some of the largest in the world and provide services such as simultaneous discharging and loading of vessels and "across the dock" transfers. We charter tugboats and own other marine equipment to assist with docking operations and provide port services.

     We specialize in "in-tank" or "in-line" blending with computer-assisted blending technology that assures product integrity and homogeneity. Our facilities can blend and mix a full range of petroleum products including gasoline, residual fuel oils, bunker fuel, and crude oil. We believe our blending capabilities have attracted certain customers who have leased capacity primarily for blending purposes and who have contributed to our bunker fuel and bulk product sales. We have worked closely with residual fuel oil market participants to assist them with their blending operations.

     We own storage spheres for butane at both of our facilities that enhance our gasoline blending capabilities. We also own an atmospheric distillation unit for refining at St. Eustatius. We use the storage spheres and the distillation unit to improve product quality and add value to our customers' products.

     Notwithstanding periods of unusually adverse market conditions, including the current period of backwardation, the average percentage of our available capacity that we leased at the St. Eustatius facility for each of the years ended 1998, 1999, and 2000 was 92%, 90% and 88%, respectively. The average capacity leased at the Point Tupper facility over each of the last three years ended 1998, 1999, and 2000 was 93%, 79%, and 68%, respectively. We believe that cost advantages associated with the location of our facilities, shipping economies of scale, product blending capabilities, and the availability of a full range of ancillary services at the facilities have driven the demand for our storage services.

     As part of our petroleum product marketing, we supply bunker fuels in the Caribbean and periodically in Nova Scotia, Canada. At and around St. Eustatius, our bunkering business has evolved from offering fuels to ships at the terminal berths to a delivery system utilizing specially modified barges, which provide fuels to vessels at anchor. Recently, we have concentrated our marketing efforts on finding additional customers, particularly those with regular routes through the Caribbean, and on customers requiring larger volumes of fuel per vessel call. As part of these efforts, during 1999 we began chartering a barge capable of delivering larger volumes of fuel in a single load. This barge complements four barges that we own. As a result of these efforts, the average volume of bunker fuel delivered per vessel and the total volume delivered increased during 1998 and 1999. During 2000, both the average bunker fuel delivered per vessel and the total volume delivered decreased over the record amounts of 1999, but remained above the levels of 1998. At Point Tupper, we are able to deliver bunker fuels via pipeline at the terminal berths and by truck in the surrounding Strait of Canso area. Recently, we have been generally unable to secure an adequate source of supply; therefore, we have periodically leased the storage capacity that we had previously allocated to storage of bunker fuel.

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

     Netherlands Antilles and Canadian environmental laws and regulations require ship owners, vessel charterers, refiners and terminals to have access to spill response capabilities. At St. Eustatius, we own and operate the M/V Statia Responder, a 194 foot multi-function emergency response and maintenance vessel with spill response, firefighting, and underwater diving support capabilities. The Statia Alert, a barge that is capable of recovering 200 gallons of oil/water mixture per minute, and two response boats that can deploy booms to contain a spill within a certain area and release absorbent materials, support our emergency and spill response capabilities at St. Eustatius. The St. Eustatius facility also has three tugs on time charter and owns two mooring launches, all of which are available for safe berthing of vessels calling at the terminal and for emergency and spill response.

     In Canada, we own and operate two fully equipped spill response vessels on Cape Breton Island, one located at Point Tupper and the other located in Sydney, Nova Scotia. In the event of an oil spill, these vessels can deploy containment and clean-up equipment, including skimmers to retrieve product from the surface of the water, booms to contain spills, and absorbents to absorb spilled product. We charter tugs, mooring launches and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at Point Tupper and to provide other services to vessels.

     We believe that the presence of fully equipped spill response vessels in port is important in attracting customers to our facilities. Our customers benefit by ready access to this equipment, and we charge each vessel that calls at our facilities a fee for this capability.

     We are continuously seeking development opportunities in our business segments. We believe one such opportunity involves the natural gas development offshore Nova Scotia and elsewhere in the Canadian Maritime provinces. In 1998, we entered into a 25 year agreement to lease approximately 65 acres of our land at Point Tupper and a 12 year product storage agreement for over 500,000 barrels of our existing storage tank capacity with Sable Offshore Energy, Inc. Sable is a Canadian corporation, which is currently extracting natural gas liquids from the Sable Island region of Nova Scotia. The land lease provides Sable options to extend for two additional 25 year periods. Sable has built a natural gas liquids fractionation plant, storage, and rail handling facilities on the land. The fractionation plant has the ability to process an average of 20,000 barrels per day of natural gas liquids, which are delivered via pipeline to the fractionation plant from Sable's Goldboro Gas Processing Plant in Guysborough County, Nova Scotia. The fractionation plant produces propane, butane, and condensate. Condensate is stored at our facilities and, when sold by Sable, is loaded by us onto marine vessels. The propane and butane are presently loaded by Sable into railroad tank cars and shipped elsewhere.

     A salt deposit has been identified on a parcel of land very near our Point Tupper facility. Frequently, salt caverns can be developed from such deposits. Salt caverns are used around the world for storing hydrocarbon products, such as the propane and butane produced by the Sable fractionation plant. Propane and butane are gases at atmospheric temperatures and pressure and become liquids when stored under pressure underground or at very low temperatures. We have been investigating this salt deposit, which is known as the Port Richmond salt deposit, for approximately three years and plan to continue to investigate it during 2001. To date, we have obtained a license from governmental authorities to perform work to further analyze the usefulness of the property and the deposit for the storage of natural gas or other hydrocarbons. At this point in time, we have not established sufficient information to determine whether or not this project will ever produce income. However, it is anticipated that should the project prove successful, it would not produce revenues until at least three years from now. This project, like any project in which we become involved, must produce adequate prospective returns in order to be developed. To date, we have expended management time on this project and capitalized approximately $867,000 of third-party costs.

                                    PRICING

  Terminaling Services

     Storage and throughput pricing in the marine terminaling industry is subject to a number of factors, including variations in petroleum product production and consumption, economic conditions, political developments, expected weather conditions, seasonality of demand for certain products and the geographic sector of the world being serviced. At the customer level, terminal selection focuses primarily on:

     - location;

     - quality of service; and

     - range of services offered.

     Although price is always an issue, price differentials among competing terminals are frequently less important to the customer because terminaling costs represent only a small portion of the customer's total distribution costs.

     In developing our pricing strategy, we consider petroleum market conditions and oil price trends. We also take into consideration the quality and range of our services compared to those of competing terminals, prices prevailing at the time in the terminaling market in which we operate, cost savings from shipping to our terminal locations, our incremental costs to provide the services required by the customer, and the cost of other options available to the customer. In situations requiring special accommodations for the customer (e.g. unique tank modification or construction of new tanks or other facilities), we may price on a rate-of-return basis.

     We enter into storage and throughput contracts with customers. During 2000, approximately 73% of our tank capacity was leased pursuant to long-term contracts and 65% of our storage and throughput revenues, excluding related ancillary services, were attributable to long-term storage and throughput agreements of one year or more. Our long-term storage and throughput agreements are individually negotiated with each customer. The typical agreement specifies tank storage volume, the commodities to be stored, a minimum monthly charge, an excess throughput charge for throughput volume in excess of the volume specified in the storage contract, and a price escalator. In addition, there may be charges for certain additional services such as the transfer, blending, mixing, heating, decanting and other processing of stored commodities. The minimum monthly charge is due and payable without regard to the volume of storage capacity, if any, actually utilized. For the minimum monthly charge, the user is generally allowed to deliver, store for one month and remove the specified tank storage volume of commodities. As an incentive for the user to throughput additional barrels through their leased tanks, the excess throughput charge is typically a lower rate per barrel than the rate per barrel utilized in establishing the minimum monthly charge. Year-to-year escalation of charges is typical in long-term contracts.

     Charges for marine services at St. Eustatius and Point Tupper, including dock usage fees and stand-by emergency response fees at St. Eustatius, are primarily determined by market conditions existing at facilities and ports with which we compete. We determine our pricing based on the underlying direct and indirect costs of providing these services, which include tug, pilot, and line handling costs, among others. After addition of a profit margin, these rates are compared to the market, and further adjustments may be made. Stand-by emergency response fees at Point Tupper are submitted for approval every three years to a Canadian government authority. The government's review process includes public comment. Our charges for marine services and stand-by emergency response fees have not increased significantly during the last three years. If we respond to an oil spill or other emergency involving a marine vessel, the vessel operator is generally charged additional amounts based on an established fee schedule.

  Bunker Sales

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

                                  COMPETITION

     The main competition to crude oil storage at our facilities is from lightering. Under current market conditions, lightering in most instances costs less than terminaling. The price differential between lightering and terminaling is primarily driven by the charter rates for vessels of various sizes. A very-large or ultra-large crude carrier is generally at a berth at our terminals for a shorter period of time than is required for the lightering of that vessel. A very-large crude carrier can be lightered in approximately four days if lightering vessels are available for continuous back-to-back operations and the weather is good. If not, a longer period is required. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminaling including storage costs, dock charges and spill response fees. However, terminaling reduces the risk of environmental damage associated with lightering.

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

     In many instances, major energy and chemical companies that own storage and terminaling facilities are also significant customers of independent terminal operators. Such companies typically have strong demand for terminals owned by independent operators when independent terminals have more cost-effective equipment and locations near key transportation links such as deep-water ports. Major energy and chemical companies also need independent terminal storage when their captive storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements.

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

                                   CUSTOMERS

     Our customers include many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies, and ship owners and operators.

     We presently have significant long-term contracts at St. Eustatius, including a storage and throughput agreement with Bolanter Corporation N.V., a subsidiary of Saudi Aramco, which had an initial five-year term that ended on January 30, 2000 and was recently renewed and amended to extend the agreement, among other changes, until January 30, 2005. The terminal enables Bolanter to transport various grades of crude oil closer to market at competitive transportation rates. This contract commits all of the St. Eustatius facility's current crude oil storage capacity to Bolanter, which represents approximately 44% of the terminal's total capacity and 4.0% of our 2000 revenues, including revenues derived from affiliates of Bolanter as an indirect result of this contract. An additional 7.7% of our 2000 revenues were derived from parties unaffiliated with Bolanter but generated by the movement of Bolanter's crude oil, or crude oil sold by Bolanter, through the St. Eustatius terminal. In addition, revenues from an affiliate of Bolanter, which received bunker fuels at our St. Eustatius facility, accounted for 2.5% of our total 2000 revenues.

     We presently have significant long-term contracts at Point Tupper, including an agreement with a large independent refiner, Tosco Corporation, which had an initial five-year term that ended July 31, 1999 and was amended and extended through July 31, 2004. At the end of the current term, the contract may be renewed for another five-year term at the customer's discretion. This contract commits approximately 48% of the present tank capacity at Point Tupper. It represented approximately 4.9% of our 2000 revenues, including revenues derived from an affiliate of Tosco as an indirect result of this contract. An additional 1.2% of our 2000 revenues were derived from parties unaffiliated with Tosco, but generated by the movement of Tosco's products through the Point Tupper terminal.

     In addition, we have another terminaling customer, which represented 8.9% of our 2000 revenues. We also supply bunker fuel to two customers, which represented 5.7% and 5.6% of our 2000 revenues, respectively. No other customer accounted for more than 5% of our total 2000 revenues.

                                   SUPPLIERS

     At St. Eustatius, we are currently purchasing a majority of the fuel oil necessary to support our bunker sales requirements pursuant to a contract with a major state-owned oil company. This contract became effective in 1993, and has been renewed annually thereafter through June 30, 2001. We believe that suitable alternate sources of supply are available from which we can procure fuel oil should our current contract be interrupted or not be renewed.

     We purchase the remainder of the bunker fuel and bulk product sold by our product sales segment from various other suppliers. Inventories of these products are held for short periods, generally not exceeding 90 days. During the period we hold this inventory, we are subject to market risk from changes in the global oil markets which may cause the value of this inventory to increase or decrease from the amounts we paid. Such changes are reflected in the gross margins of this segment.

                   ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS

     Our subsidiaries are subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of our operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. The nature of our business is such that spills of crude oil or refined products may, although infrequently, occur at the terminals. We believe we are presently in substantial compliance with applicable laws and regulations governing environmental, health and safety matters. We have taken measures to mitigate our exposure to environmental risks including acquiring automated and monitoring equipment, training employees, maintaining our own emergency and spill response equipment at each terminal, and maintaining liability insurance for certain accidental spills. Additional information regarding our environmental, health and safety matters is presented under ITEM
7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Environmental, Health and Safety Matters."

  St. Eustatius

     The St. Eustatius terminal was built and, since its construction, operated substantially in accordance with U.S. or European environmental, health, and safety standards. Prior to enactment in 1993 of the St. Eustatius Nuisance Ordinance, the St. Eustatius terminal was not subject to significant environmental, health, and safety regulations, and environmental, health, and safety audits have not been required by law. No environmental or health and safety permits are required for the St. Eustatius terminal except under the St. Eustatius Nuisance Ordinance. A license under the St. Eustatius Nuisance Ordinance was issued to us in February 1997 subject to compliance with certain requirements. The requirements established by the license set forth environmental standards for operation of the facility, including monitoring of air emissions, limits on and monitoring of wastewater discharges, establishment of a wastewater treatment system, standards for above-ground storage tanks and tank pits, reporting and clean-up of any soil or water pollution and certain site security measures. To date, we have generally complied with the license requirements, and do not expect further compliance to have a material adverse effect on our business and financial condition, results of operations, or our ability to make distributions. We will address future improvements to the facility that may be necessary to comply with new environmental, health and safety laws and regulations, if any, as they arise.

     At St. Eustatius, terminal management, with the advice of certain consultants, supervises the on and off-site disposal and storage of hazardous waste materials. Over the past three years ending December 31, 2000, there were no significant spills. All spills at the St. Eustatius terminal were reported to the appropriate environmental authorities and have not resulted in any citations by such authorities for violations of law. We have remediated all such spills to the satisfaction of the applicable authorities. In addition, two government inspections were performed during each of 1997 and 1998 with no citations issued.

  Point Tupper

     The Point Tupper terminal is subject to a variety of environmental, health and safety regulations administered by the Canadian federal government and the Nova Scotia Department of Environment ("NSDOE"). While air emission monitoring is not required by the NSDOE, surface water and groundwater monitoring are required and are performed on a routine basis in accordance with the requirements of Industrial Approval permit #92-IAE 013 which was issued by NSDOE, in March 1999 and expires March 8, 2008. We believe we have all requisite environmental permits. The Point Tupper facility, pursuant to the Canadian Shipping Act, has been designated as an Oil Handling Facility. The facility is compliant with regulations respecting the procedures, equipment and resources, including an arrangement with a certified response organization, to mitigate any incidents with respect to oil pollution which may occur out of the loading or unloading of crude oil and petroleum products to or from a ship at the facility. Over the past three years ended December 31, 2000, there were no significant spills. All spills at the Point Tupper terminal were reported and remediated or are being remediated to the satisfaction of the applicable agencies and have not resulted in any citations by such authorities.

     Past use of the facility by others, including its past operation by others as an oil refinery, have resulted in certain on-site areas of known and potential contamination, as described under ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Environmental, Health and Safety Matters."

                                   EMPLOYEES

     As of February 28, 2001, excluding contract labor, we employed 214 people. Forty-three employees were located in the U.S., 100 on St. Eustatius, and 71 at Point Tupper. A majority of our employees at both the St. Eustatius and Point Tupper facilities are unionized. We believe that our relationships with our employees are good. We have never experienced a material labor related business disruption.

  St. Eustatius

     The Windward Islands Federation of Labor ("WIFOL") represents the majority of our hourly workers at St. Eustatius. We entered into an agreement with WIFOL on June 1, 1993, which extended to May 31, 1996. The agreement provided for automatic one year extensions if neither party requested an amendment. We have not requested or received any requests for an amendment. We believe that the agreement no longer binds us, but we continue to provide pay and benefits to the hourly workers as if the agreement were still in effect.

  Point Tupper

     The Communications, Energy and Paperworkers Union represents a majority of Point Tupper's hourly work force. During 1999, we signed a new agreement with the union which expires on September 30, 2003. We have experienced no operational work stoppages in the last five years.

                             GEOGRAPHIC INFORMATION

     Certain information with respect to our operations by geographic location is provided in Note 14 of the notes to consolidated financial statements contained in ITEM 14. "EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" and generally throughout ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included elsewhere in this Report.

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

     This facility has 24 tanks with a total capacity of 4.7 million barrels dedicated to fuel oil storage, 18 tanks with a total capacity of 1.6 million barrels dedicated to petroleum products storage, and eight tanks totaling 5.0 million barrels dedicated to multigrade crude oil storage. The facility also has a 15,000 barrel butane sphere. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities and were constructed in various phases from 1980 to 1992. Construction of the crude storage facility was completed in early 1995 by a subsidiary of Chicago Bridge & Iron Company. The storage tanks comply with construction standards that meet or exceed American Petroleum Institute, National Fire Prevention Association and other material industry standards. Crude oil movements at the terminal are fully automated. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which is capable of processing up to 15,000 barrels per day of feedstock, ranging from condensates to heavy crude oil.

     The St. Eustatius facility can accommodate the world's largest vessels for loading and discharging crude oil. The single point mooring system can handle a single fully-laden vessel of up to 520,000 deadweight tons, which is a marine vessel's cargo carrying capacity, with a draft of up to 120 feet. The single point mooring system can discharge or load at rates in excess of 100,000 barrels of crude oil per hour. There are six pumps connected to the single point mooring system, each of which can pump up to 18,000 barrels per hour from the single point mooring system to the storage tanks. The jetty at St. Eustatius can accommodate three vessels simultaneously. The south berth of the jetty can handle vessels of up to 150,000 deadweight tons with a draft of up to 55 feet. The north berth of the jetty can handle vessels of up to 80,000 deadweight tons with a draft of up to 55 feet. There is also a barge loading station on the jetty. At the south and north berths of the jetty, 25,000 barrels per hour of fuel oil can be discharged or loaded. To accommodate the needs of our gasoline and diesel oil customers, in July 1998, we completed installation of a monopile with platform that can handle vessels of up to 40,000 deadweight tons with a draft of up to 46 feet. The monopile with platform can handle two vessels simultaneously and can discharge or load 12,000 barrels per hour of refined products. In addition, this facility has a floating hose station that we use to load bunker fuels onto our barges for delivery to customers. We believe that the speed at which our facility at St. Eustatius can discharge or load vessels with crude oil and petroleum products gives us a competitive advantage due to reductions in the time ships spend in port.

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

                       POINT TUPPER, NOVA SCOTIA, CANADA

     We own a terminaling facility located at Point Tupper in the Strait of Canso, near Port Hawkesbury, Nova Scotia, Canada, which is located at a point of minimal deviation from major shipping routes. Point Tupper is approximately 700 miles from New York City, 850 miles from Philadelphia and 2,500 miles from Mongstad, Norway. This facility operates the deepest independent ice-free marine terminal on the North American Atlantic coast, with access to the U.S. East coast, Canada, and the Midwestern U.S. via the St. Lawrence Seaway and the Great Lakes system. The Point Tupper facility can accommodate substantially all of the world's largest fully-laden very-large and ultra-large crude carriers for loading and discharging.

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

     We believe that our dock at Point Tupper is one of the premier dock facilities in North America. The outer berth of the Point Tupper facility's dock, Berth One, can handle fully-laden vessels of up to 400,000 deadweight tons with a draft of up to 84 feet. At Berth One, approximately 75,000 barrels per hour of crude oil, approximately 17,000 barrels per hour of diesel or gasoline, or 50,000 barrels per hour of fuel oil can be discharged or loaded. Berth Two can accommodate certain vessels of up to 99,000 deadweight tons with drafts of up to 40 feet. At Berth Two, approximately 25,000 barrels per hour of crude oil, approximately 12,000 barrels per hour of diesel or gasoline, or approximately 12,000 barrels per hour of fuel oil can be discharged or loaded. Liquid movement at the terminal is fully automated. The Point Tupper facility can accommodate two vessels simultaneously. We charge separately for the use of the dock facility as well as associated services, including pilotage, tug assistance, line handling, launch service, spill response and ship services.

     The berths at the dock of the Point Tupper facility connect to a 7.5 million barrel tank farm. The terminal has the capability of receiving and loading crude oil, petroleum products and certain petrochemicals. This facility has 16 tanks with a combined capacity of 5.0 million barrels dedicated to multigrade crude oil storage, three tanks with a combined capacity of 0.5 million barrels dedicated to fuel oil storage and 17 tanks with a combined capacity of 2.0 million barrels dedicated to petroleum products, including gasoline, gasoline blend components, diesel and distillates. During 1997, approximately two-thirds of the storage tanks dedicated to petroleum products were converted to crude oil storage. The facility also has a 55,000 barrel butane storage sphere that is one of the largest of its kind in North America.

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

                           ITEM 3. LEGAL PROCEEDINGS

     We are involved in various claims and litigation related to the ordinary conduct of our business. Based upon our analysis of legal matters and our discussions with legal counsel, we believe that these matters will not materially impact our business and financial condition, results of operations, or ability to make distributions.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY MATTERS

                        MARKET FOR CLASS A COMMON SHARES

     Our class A common shares are traded on the NASDAQ National Market System under the symbol STNV. The following table sets forth the range of high and low bid information for our class A common shares as reported by the NASDAQ National Market System for the indicated quarters during the period from the date of completion of our initial public offering of equity on April 28, 1999, through December 31, 2000.

                                                              HIGH       LOW
                                                             -------   -------
Quarter ended June 30, 1999................................  $18.250   $14.500
Quarter ended September 30, 1999...........................   15.625    12.250
Quarter ended December 31, 1999............................   12.625     5.125
Quarter ended March 31, 2000...............................    7.875     4.750
Quarter ended June 30, 2000................................    7.250     5.375
Quarter ended September 30, 2000...........................    8.125     6.125
Quarter ended December 31, 2000............................    9.000     5.938

     As of February 28, 2001, there were 91 holders of record of our class A common shares. This figure does not include those holders maintaining ownership in street name.

                                 DISTRIBUTIONS

     As required by our Articles of Incorporation, we will make distributions to our shareholders for each of our fiscal quarters prior to liquidation in an amount equal to 100% of our available cash, if any, for that quarter. We expect to make distributions of all available cash within approximately 45 days after the end of each quarter to holders of record on the applicable record date. Available cash, as defined in our Articles of Incorporation, generally means:

     - all cash and cash equivalents on hand at the end of any quarter; and

     - borrowings, if any, after the end of any quarter for working capital purposes less:

     the amount of cash reserves necessary or appropriate in the reasonable discretion of our board of directors to:

     - provide for the proper conduct of our business;

     - comply with applicable law or any of our debt instruments or other agreements; or

     - provide funds for distributions for any one or more of the next four fiscal quarters.

     The reserves our board of directors may establish are not limited to reserves under U.S. generally accepted accounting principles.

     For each quarter during the subordination period (as defined in our Articles of Incorporation), to the extent we have enough available cash, a holder of class A common shares will have the right to receive the target quarterly distribution (as defined in our Articles of Incorporation), plus any common share arrearages, prior to any distribution of available cash to the holders of class B subordinated shares. Upon expiration of the subordination period, which generally will not occur prior to June 30, 2004, all class B subordinated shares will be converted on a one-for-one basis into class A common shares and will participate pro rata with all other class A common shares in future distributions of available cash. Under particular circumstances, a portion of the class B subordinated shares, not exceeding 50%, may convert into class A common shares before the expiration of the subordination period. Class A common shares will not accrue arrearages for distributions for any quarter after the end of the subordination period.

     The following table sets forth certain information with respect to distributions paid on our class A common shares during the period from April 28, 1999 through March 5, 2001.

                                                                                                               AGGREGATE
                                                                                                  ADDITIONAL   ARREARAGE
     QUARTER             DECLARATION            RECORD              PAYMENT        DISTRIBUTION   ARREARAGE       PER
      ENDED                 DATE                 DATE                DATE           PER SHARE     PER SHARE     SHARE*
------------------    -----------------    ----------------    -----------------   ------------   ----------   ---------
June 30, 1999         July 29, 1999        August 4, 1999      August 13, 1999       $0.3165        $  --        $  --
September 30, 1999    October 15, 1999     October 29, 1999    November 12, 1999      0.45             --           --
December 31, 1999     January 19, 2000     January 31, 2000    February 14, 2000      0.15           0.30         0.30
March 31, 2000        N/A                  N/A                 N/A                   --              0.45         0.75
June 30, 2000         July 19, 2000        July 31, 2000       August 14, 2000        0.15           0.30         1.05
September 30, 2000    October 24, 2000     October 31, 2000    November 14, 2000      0.15           0.30         1.35
December 31, 2000     January 24, 2001     January 31, 2001    February 14, 2001      0.20           0.25         1.60

---------------

N/A -- Not applicable. No distribution was declared for the quarter.

* -- Payment of the aggregate arrearage per share is one of the requirements that must be met for the subordination period to end.

     Statia Terminals Group is a holding company and depends on dividends from Statia Terminals International for its cash flow. Statia Terminals International's ability to pay dividends to Statia Terminals Group is subject to restrictions contained in the indenture relating to its mortgage notes. Additional information regarding such restrictions is presented under ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources -- Cash Flow from Financing Activities."

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

     Notwithstanding the above, we may declare and distribute one or more interim distributions in the form of interim dividends, as an advance payment of expected profits. We may make this declaration only if we have, at the time of such declaration, the reasonable expectation that we will make sufficient profits for the relevant financial year to justify the interim distributions. However, at the time of the declaration of the interim distribution, we may further determine that any amounts not covered by the profits shall be qualified as distribution out of freely distributable reserves, if any, such as the capital surplus, being the aggregate amounts paid in excess of the par value per share by each holder of class A common shares, class B subordinated shares or class C shares.

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

                        ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the periods and as of the dates indicated. In January 1996, our former parent, CBI Industries, was acquired by Praxair. The statement of operations data for each of the years ended December 31, 1998, 1999, and 2000, have been derived from and are qualified by reference to our audited consolidated financial statements included elsewhere in this Report. The statement of operations data for each of:

     - the period from January 1, 1996, through November 27, 1996;

     - the period from November 27, 1996, through December 31, 1996; and

     - the year ended December 31, 1997

have been derived from, and are qualified by reference to, our audited consolidated financial statements not included in this Report. The summary of historical consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our consolidated financial statements and accompanying notes thereto and other financial information included elsewhere in this Report.

                                 PRE-CASTLE
                                   HARLAN                     POST CASTLE HARLAN ACQUISITION
                                 ACQUISITION     --------------------------------------------------------
                               ---------------   NOVEMBER 27,
                               JANUARY 1, 1996       1996
                                   THROUGH         THROUGH              YEARS ENDED DECEMBER 31,
                                NOVEMBER 27,     DECEMBER 31,   -----------------------------------------
                                 1996(4)(8)       1996(4)(8)    1997(4)    1998(4)    1999(2)      2000
                               ---------------   ------------   --------   --------   --------   --------
                                              (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Revenues...................     $140,998        $  14,956     $142,499   $136,762   $168,343   $210,455
  Costs of revenues..........      129,915           12,803      122,939    105,888    137,665    181,334
  Gross profit...............       11,083            2,153       19,560     30,874     30,678     29,121
  Administrative expenses....        8,282              664        7,735      9,500      8,745      9,717
  Operating income...........        2,801            1,489       11,825     20,574     16,084     19,404
  Interest expense (1).......        4,187            1,613       16,874     16,851     14,286     12,759
  Provision for income
     taxes...................          629              132          780        320        780        938
  Net income (loss) available
     to common
     shareholders............       (2,682)            (522)      (8,361)    (1,503)    (5,136)     6,094
  Diluted income (loss) per
     class A common share
     (2).....................           --               --           --         --      (0.17)      0.57
  Cash distributions declared
     per class A common share
     (2).....................           --               --           --         --     0.7665       0.45
BALANCE SHEET DATA:
  Total assets...............          N/M          260,797      246,479    245,610    236,297    240,738
  Long-term debt (2) (3).....          N/M          135,000      135,000    135,000    101,000    106,931
  Redeemable preferred stock
     Series A through C
     (2).....................          N/M           40,000       40,000     40,000         --         --
  Preferred stock Series D
     and E (2) (4)...........          N/M           61,000       61,000     54,824         --         --
  Total shareholders' equity
     (2).....................          N/M           58,982       50,621     43,331    109,698    106,406
NET CASH FLOW FROM (USED IN):
  Operating activities.......        9,108            2,235        9,770     18,190     13,665     23,410
  Investing activities.......     (102,890)        (178,033)     (12,935)    (4,092)    (8,578)    (9,078)
  Financing activities (2)...       92,998          185,076           --     (6,150)    13,490     (2,518)
OPERATING DATA:
  EBITDA (5).................       17,882            2,452       22,489     30,116     27,729     32,252
  Adjusted EBITDA (6)........       20,822            2,452       22,489     32,568     33,578     31,710
  Consolidated fixed charge
     coverage ratio under the
     indenture (7)...........           --             1.69x        1.45x       2.0x       2.0x       2.4x
  Operations sustaining
     capital expenditures....       12,887            1,203        4,401      9,000      7,591      8,148
  Total capital
     expenditures............      103,001            1,203        5,344     10,714      8,593      8,578
  Capacity (in thousands of
     barrels)................       20,387           20,387       20,387     19,566     18,738     18,835
  Percentage capacity
     leased..................           68%              74%          70%        91%        86%        80%
  Throughput (in thousands of
     barrels)................       81,994           13,223      118,275    119,502     99,230    133,134
  Vessel calls...............          922              108        1,030      1,027      1,028        987

Notes to Selected Financial Data

N/M Not meaningful -- various transactions occurred prior to and in contemplation of the Castle Harlan acquisition which cause the balance sheet data as of November 27, 1996 to be not meaningful in comparison to the other period end dates presented. Therefore, the information is not presented.

(1) For certain periods, interest expense includes commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and certain bank charges.

(2) On April 28, 1999, Statia Terminals Group completed its initial public equity offering of 7.6 million class A common shares. The offering price was $20 per share raising gross proceeds of $152,000. The gross proceeds of the offering were used primarily to redeem all of Statia Terminals Group's outstanding Series A, B, C, D and E preferred stock and pay accrued dividends, underwriters' discounts and fees, and certain other costs directly associated with the offering. The remaining proceeds were used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34,000 of Statia Terminals International's 11 3/4% First Mortgage Notes for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. The acquisition costs and the unamortized deferred financing costs of $1,062 related to the repurchased debt were recorded as an extraordinary charge.

(3) In December 2000, a subsidiary of Statia Terminals Group borrowed $7,000 from an equipment financing company. The loan requires monthly payments of principal and interest and matures on January 1, 2007. Interest accrues at 3 month London InterBank Offered Rates plus 3.2% and adjusts monthly. These amounts exclude the current portion of long-term debt.

(4) On July 29, 1998, a subsidiary of Statia Terminals International sold the Brownsville, Texas, facility, and a payment of $6,150 was made from Statia Terminals International to Statia Terminals Group for redemption of a portion of the Series D Preferred Stock.

       The selected financial data includes the results of operations and balance sheet data of the Brownsville, Texas, facility through June 30, 1998.

(5) EBITDA is defined as the sum of (a) income before provision for income taxes, (b) interest expense, (c) depreciation and amortization of certain intangible assets, and (d) certain lease payments that represent interest expense for the periods prior to the Castle Harlan acquisition. The amount of the lease related interest expense excluded from EBITDA was $5,600 for the period ended November 27, 1996. EBITDA includes $3,000 of non-cash, stock-based compensation recognized on November 27, 1996, immediately prior to consummation of the Castle Harlan acquisition. 1998 EBITDA includes the loss recognized on the sale of Statia Terminals Southwest, Inc. and a hurricane charge of $1,652 and $800, respectively. 1999 EBITDA includes the special compensation expense and a hurricane charge of $4,099 and $1,750, respectively. 2000 EBITDA includes $542 from the settlement of an insurance claim. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with U.S. generally accepted accounting principles), but rather to provide additional information related to our debt servicing ability.

(6) Adjusted EBITDA is defined as EBITDA adjusted for the effects of certain non-recurring transactions and represents the primary measure of profit and loss utilized by our management to make decisions about resources to be allocated to our operating segments. Adjusted EBITDA excludes $3,000 of non-cash, stock-based compensation recognized on November 27, 1996 immediately prior to the consummation of the Castle Harlan acquisition. 1998 Adjusted EBITDA excludes the loss recognized on the sale of Statia Terminals Southwest, Inc. and a hurricane charge of $1,652 and $800, respectively. 1999 Adjusted EBITDA excludes the special compensation expense and a hurricane charge of $4,099 and $1,750, respectively. 2000 Adjusted EBITDA excludes $542 from the settlement of an insurance claim.

(7) The consolidated fixed charge coverage ratio is the ratio of Statia Terminals International's adjusted EBITDA to fixed charges, both computed as set forth in the indenture to the mortgage notes. Statia Terminals International's ability to pay dividends is restricted by the indenture to the mortgage notes which generally requires, among other things, that it pay dividends only when its consolidated fixed charge coverage ratio is at least 2.0 to 1. A fixed charge coverage ratio of less than 2.0 to 1 also limits the amount of indebtedness Statia Terminals International may incur.

(8) Prior to January 12, 1996, we were a wholly owned subsidiary of CBI Industries. On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, CBI Industries became a wholly owned subsidiary of Praxair. This transaction was reflected in our consolidated financial statements as a purchase, effective January 1, 1996. On November 27, 1996, Castle Harlan, members of our management and others acquired us from Praxair. This transaction is reflected in our consolidated financial statements, effective November 27, 1996, as a purchase. The application of purchase accounting at each acquisition date resulted in changes to the historical cost basis of accounting for certain assets. Accordingly, the information provided for periods before and after each of these transactions is not comparable.

     The selected quarterly financial data required by this Item 6 is included in note 19 of notes to consolidated financial statements beginning on page F-1 of this Report.

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For purposes of the discussion below, reference is made to our consolidated balance sheets as of December 31, 1999 and 2000. Reference is also made to our consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998, 1999, and 2000. Substantially all of our transactions are denominated in U.S. dollars and all figures are in U.S. dollars unless otherwise indicated. We prepare our financial statements in accordance with U.S. generally accepted accounting principles.

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

     Our operations are organized around several different factors, the two most significant of which are services and products, and geographic location. Our primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response, and other terminal services) and product sales (including bunker fuels and bulk oil sales). A majority of our revenues are generated by product sales, which fluctuate with global oil prices. As a result, we experience volatility in our revenue stream, which is not necessarily indicative of our profitability.

     Gross profit from terminaling services is generally higher than gross profit from product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in storage capacity leased. In addition, our operating costs are impacted by inflationary cost increases, changes in storage capacity, and changes in ancillary services offered by us. Additions or reductions in storage, throughput, and ancillary service revenues directly impact our gross profit. Costs for the procurement of petroleum products for sale are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold, and volumes delivered.

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

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
               (CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999         2000
                                                              --------     -------     --------
Netherlands Antilles and the Caribbean:
  Total capacity............................................   11,334      11,334       11,334
  Capacity leased...........................................       92%         90%          88%
  Throughput................................................   74,158      61,737       81,632
  Vessel calls..............................................      864         936          854
Canada:
  Total capacity............................................    7,404       7,404        7,501
  Capacity leased...........................................       93%         79%          68%
  Throughput................................................   43,468      37,493       51,502
  Vessel calls..............................................      104          92          133
All locations (1):
  Total capacity............................................   18,738      18,738       18,835
  Capacity leased...........................................       92%         86%          80%
  Throughput................................................  117,626      99,230      133,134
  Vessel calls..............................................      968       1,028          987

---------------

(1) The Brownsville, Texas, facility was sold on July 29, 1998. The statistics above exclude the operations of the Brownsville facility.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated income statements.

                             RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------------------------
                                                  1998                    1999                   2000
                                          --------------------    --------------------    -------------------
                                                        % OF                    % OF                   % OF
                                           DOLLARS    REVENUES     DOLLARS    REVENUES    DOLLARS    REVENUES
                                          ---------   --------    ---------   --------    --------   --------
Revenues:
  Terminaling services..................  $  66,625      48.7%    $  61,665     36.6%     $ 61,547     29.2%
  Product sales.........................     70,137      51.3       106,678     63.4       148,908     70.8
                                          ---------    ------     ---------    -----      --------    -----
         Total revenues.................    136,762     100.0       168,343    100.0       210,455    100.0
                                          ---------    ------     ---------    -----      --------    -----
Costs of revenues:
  Terminaling services..................     40,739      29.8        38,064     22.6        40,136     19.1
  Product sales.........................     65,149      47.6        99,601     59.2       141,198     67.1
                                          ---------    ------     ---------    -----      --------    -----
         Total costs of revenues........    105,888      77.4       137,665     81.8       181,334     86.2
                                          ---------    ------     ---------    -----      --------    -----
Gross profit:
  Terminaling services..................     25,886      18.9        23,601     14.0        21,411     10.2
  Product sales.........................      4,988       3.7         7,077      4.2         7,710      3.6
                                          ---------    ------     ---------    -----      --------    -----
         Total gross profit.............     30,874      22.6        30,678     18.2        29,121     13.8
                                          ---------    ------     ---------    -----      --------    -----
Administrative expenses.................      9,500       6.9         8,745      5.2         9,717      4.6
Special compensation expense............         --        --         4,099      2.4            --       --
Hurricane charges.......................        800       0.6         1,750      1.0            --       --
                                          ---------    ------     ---------    -----      --------    -----
  Operating income......................     20,574      15.1        16,084      9.6        19,404      9.2
Loss (gain) on disposition of property
  and equipment.........................      1,652       1.2            --       --            --       --
Interest expense........................     16,851      12.3        14,286      8.5        12,759      6.1
Interest income.........................        684       0.5           846      0.5           387      0.2
                                          ---------    ------     ---------    -----      --------    -----
Income (loss) before provision for
  income taxes, preferred stock
  dividends and extraordinary charge....      2,755       2.1         2,644      1.6         7,032      3.3
Provision for income taxes..............        320       0.2           780      0.5           938      0.4
Preferred stock dividends...............      3,938       2.9         2,257      1.4            --       --
Extraordinary charge related to early
  extinguishment of debt................         --        --         4,743      2.8            --       --
                                          ---------    ------     ---------    -----      --------    -----
  Net income (loss) available to common
    shareholders........................  $  (1,503)     (1.0)%   $  (5,136)    (3.1)%    $  6,094      2.9%
                                          =========    ======     =========    =====      ========    =====

     During September 1998, Hurricane Georges caused $8.5 million in damage to components of the St. Eustatius facility. Insulation on certain storage tanks, electrical transmission systems, and roofs of several buildings sustained damage. During the third quarter of 1998, we recorded a charge of $0.8 million consisting of an insurance deductible of $0.5 million related to the hurricane damage and other expenses. Insurance proceeds related to this storm aggregated $7.7 million, of which $3.1 million was collected through December 31, 1999, and the remaining $4.6 million was collected in 2000. Hurricane Georges did not significantly impact operations of the facility, which returned to normal within days of the storm. Repair work related to the damage caused by Hurricane Georges is substantially complete.

     As a result of damages sustained to our St. Eustatius facility from Hurricane Lenny in late November 1999, we incurred a one-time non-cash charge of $1.5 million to partially reduce the carrying value of our shoreline protection system and a one-time cash charge of $0.25 million to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with other civil work, was substantially replaced during 2000 at a cost of $2.8 million.

     Our operations were not significantly impacted by adverse weather conditions during 2000.

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

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                                  1998               1999               2000
                                            ----------------   ----------------   ----------------
                                                       % OF               % OF               % OF
                                            DOLLARS    TOTAL   DOLLARS    TOTAL   DOLLARS    TOTAL
                                            --------   -----   --------   -----   --------   -----
Netherlands Antilles and the Caribbean....  $114,091    83.4%  $149,852    89.0%  $192,165    91.3%
Canada....................................    21,058    15.4     18,491    11.0     18,290     8.7
Brownsville, Texas, facility..............     1,613     1.2         --      --         --      --
                                            --------   -----   --------   -----   --------   -----
          Total...........................  $136,762   100.0%  $168,343   100.0%  $210,455   100.0%
                                            ========   =====   ========   =====   ========   =====

                      OPERATING INCOME (LOSS) BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                   1998               1999              2000
                                              ---------------    ---------------   ---------------
                                                        % OF               % OF              % OF
                                              DOLLARS   TOTAL    DOLLARS   TOTAL   DOLLARS   TOTAL
                                              -------   -----    -------   -----   -------   -----
Netherlands Antilles and the Caribbean......  $14,442    70.2%   $12,981    80.7%  $15,616    80.5%
Canada......................................    6,625    32.2      3,103    19.3     3,788    19.5
Brownsville, Texas, facility................     (493)   (2.4)        --      --        --      --
                                              -------   -----    -------   -----   -------   -----
          Total.............................  $20,574   100.0%   $16,084   100.0%  $19,404   100.0%
                                              =======   =====    =======   =====   =======   =====

YEAR ENDED DECEMBER 31, 2000, COMPARED WITH YEAR ENDED DECEMBER 31, 1999

  Comparability

     Our initial public offering of equity, which was completed on April 28, 1999, has impacted our financial condition and results of operations and, therefore, comparability between years.

REVENUES

     Total revenues for the year ended December 31, 2000, were $210.5 million compared to $168.3 million for the year ended December 31, 1999, an increase of $42.2 million, or 25.0%. The total revenue increase is primarily due to increases in the average selling prices within our product sales segment.

     Revenues from terminaling services (resulting from revenue from storage, throughput, dock usage, emergency response, and other terminal services), for the year ended December 31, 2000, were $61.5 million, a small decrease from $61.7 million for the previous year. We believe the small decrease in terminaling services revenues for the year ended December 31, 2000, compared to 1999, was principally due to the adverse effects of the accord established between many of the oil exporting nations, some of whom are our customers, to raise crude oil prices by reducing supply. Members of the accord reduced their production of crude oil during the period from April 1999 through late March 2000, which reduced the worldwide quantity of crude oil and petroleum products in storage. The accord primarily impacted our terminaling services revenues beginning with the second half of 1999 and continuing through most of the first half of 2000. The impact of the accord during the first half of 2000 was partially offset by uncertain conditions in the crude oil and petroleum products markets during the second half of 2000 which created trading opportunities for several of our customers and resulted in these customers leasing storage capacity from us. Additionally, during the second half of 2000, increased throughput of crude oil favorably impacted our revenues.

     For the year ended December 31, 2000, approximately 73% of our tank capacity was leased pursuant to long-term contracts at our St. Eustatius and Point Tupper locations together. Approximately 65% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts during the same period.

     Revenues from terminaling services at St. Eustatius decreased approximately $0.2 million, or 0.4%, during the year ended December 31, 2000, as compared to the year ended December 31, 1999. Lower storage revenues, resulting from a lower percentage capacity leased, were partially offset by increased revenues from port charges. Port charges consist of dock charges, emergency response fees, and other terminal charges. For the year ended December 31, 2000, the overall percentage of capacity leased at this facility was 88% compared to 90% for the same period of 1999, reflecting a decrease in the percentage of storage capacity leased for both residual fuel oil and clean products. Total throughput increased from 61.7 million barrels during the year ended December 31, 1999, to 81.6 million barrels during 2000 due primarily to increased throughput of crude oil. Although 18 fewer cargo vessels called at the St. Eustatius facility during the year ended December 31, 2000, than during the same period of 1999, the average size of the vessels increased. The net result of these two factors was increased revenues from port charges.

     Revenues from terminaling services at Point Tupper were virtually unchanged during the year ended December 31, 2000, as compared to the year ended December 31, 1999. Lower storage revenues, resulting from a lower percentage capacity leased, were offset by higher revenues from port charges. The percentage of tank capacity leased at Point Tupper decreased from 79% for the year ended December 31, 1999, to 68% for the same period of 2000. This decrease is primarily the result of the decision by a customer of this facility, which is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Another customer significantly increased its throughput of crude oil during 2000. Forty-one more vessels called during the year ended December 31, 2000, as compared to the same period of 1999, which led to higher revenues from port charges at this facility.

     Revenues from product sales (including bunker fuels and bulk oil sales) were $148.9 million for the year ended December 31, 2000, compared to $106.7 million for the same period in 1999, an increase of $42.2 million, or 39.6%. This increase was primarily due to increases in average selling prices which were partially offset by decreases in the volume of products delivered. Metric tons of product sold decreased 12.0% during the year ended December 31, 2000, as compared to the same period of 1999. Average selling prices increased 56.1% when comparing the year ended December 31, 2000, with the same period of 1999. These increases in average selling prices were primarily the result of significantly higher oil market prices.

  Gross Profit

     Gross profit for the year ended December 31, 2000, was $29.1 million compared to $30.7 million for the same period of 1999, representing a decrease of $1.6 million, or 5.1%. The decrease in gross profit was primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of lower percentage of capacity leased and increases in the operating costs associated with the providing of our terminaling services at both of our operating locations. Additionally, during the three months ended March 31, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we changed the estimated useful lives of certain hoses and incurred a non-cash charge of $0.8 million to depreciation expense during the first quarter of 2000, which is included in costs of terminaling services revenues.

  Administrative Expenses

     Administrative expenses were $9.7 million for the year ended December 31, 2000, as compared to $8.7 million for the same period of 1999, representing an increase of $1.0 million, or 11.1%. The increase during the year ended December 31, 2000, as compared to the same period of 1999, is primarily the result of higher personnel and personnel related costs, and higher depreciation costs primarily related to computer software. Administrative expenses primarily relate to costs incurred at our U.S. administrative offices.

  Special Compensation Expenses

     As more fully discussed in notes 3 and 11 of the notes to consolidated financial statements, we recorded special compensation expense during the year ended December 31, 1999, of $4.1 million of which $2.2 million was a non-cash charge related to the vesting of certain stock options.

  Hurricane Charges

     As a result of damages sustained to our St. Eustatius facility from Hurricane Lenny in late November 1999, we incurred a one-time non-cash charge of $1.5 million to partially reduce the carrying value of our shoreline protection system and a one-time cash charge of $0.25 million to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with certain other civil work, was substantially replaced during 2000 at a cost of $2.8 million.

  Interest Expense

     During the years ended December 31, 2000 and 1999, we incurred $12.8 million and $14.3 million, respectively, of debt service costs consisting of interest accrued on our long-term debt, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and bank charges. In May 1999, we repurchased $34.0 million of the mortgage notes, which resulted in lower interest and amortization expense related to this debt.

  Provision for Income Taxes

     Provision for income taxes was $0.9 million for the year ended December 31, 2000, as compared to $0.8 million for the same period of 1999. The provision for income taxes was increased, as compared to the previous year, in contemplation of potential additional income tax assessments from jurisdictions in which we operate offset by the effect of certain tax benefits. For a further discussion of income taxes, please see note 10 of the notes to consolidated financial statements and the Tax Matters section below.

  Preferred Stock Dividends

     During 1999, we redeemed all of our outstanding preferred stock in connection with our initial public offering of equity. Preferred stock dividends accrued were $2.3 million for the year ended December 31, 1999.

  Extraordinary Charge Related to Early Extinguishment of Debt

     As more fully discussed in note 3 of the notes to consolidated financial statements, we recognized an extraordinary charge of $4.7 million during the year ended December 31, 1999, in connection with the repurchase of $34.0 million of the mortgage notes. This charge represented the premium paid to acquire the mortgage notes in the open market and other acquisition costs. There was no income tax effect associated with this extraordinary charge.

  Net Income (Loss) to Common Shareholders

     Net income available to common shareholders was $6.1 million for the year ended December 31, 2000, as compared to a net loss to common shareholders of $5.1 million for the year ended December 31, 1999. The improvement in our results is attributable to the elimination of the extraordinary charge and preferred stock dividends, the reduction of our interest expense, and the net effect of the operating factors discussed above.

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

  Comparability

     On July 29, 1998, we sold Statia Terminals Southwest to an unrelated third party. Our consolidated financial statements include the operations of Statia Terminals Southwest through June 30, 1998. Therefore, the year ended December 31, 1998, includes the operations of Statia Terminals Southwest for six months, and the year ended December 31, 1999, includes no operations of Statia Terminals Southwest. Additionally, our initial public offering of equity which was completed on April 28, 1999, has impacted our 1999 financial condition and results of operations and, therefore, comparability between years.

  Revenues

     Total revenues for the year ended December 31, 1999, were $168.3 million compared to $136.8 million for the year ended December 31, 1998, an increase of $31.5 million, or 23.1%. Revenues from terminaling services (resulting from revenue from storage, throughput, dock usage, emergency response, and other terminal services), for the year ended December 31, 1999, were $61.7 million compared to $66.6 million for the previous year, a decrease of $4.9 million, or 7.4%.

     The decrease in terminaling services revenue for the year ended December 31, 1999, compared to the previous year was principally due to the adverse effects of the accord established between many of the oil producing nations, some of whom we do business with, to raise crude oil prices by reducing supply. Members of the accord reduced their production of crude oil which, in turn, reduced the worldwide quantity of crude oil and petroleum products in storage. The accord was signed in March 1999 and became effective April 1, 1999, for a one-year term. The accord primarily impacted our terminaling services revenues beginning with the second half of 1999.

     For the year ended December 31, 1999, approximately 69% of our tank capacity was leased pursuant to long-term contracts at our St. Eustatius and Point Tupper locations together. Approximately 60% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts during the same period.

     Revenues from terminaling services at St. Eustatius decreased approximately $1.4 million, or 3.2%, during the year ended December 31, 1999, as compared to the year ended December 31, 1998, due to decreased throughput and a lower percentage of capacity leased. Total throughput decreased from 74.2 million barrels during the year ended December 31, 1998, to 61.7 million barrels during 1999 due primarily to decreased throughput of crude oil and petroleum products. Twelve fewer cargo vessels called at the St. Eustatius facility during the year ended December 31, 1999, than during the same period of 1998, resulting in lower revenues from port charges. For the year ended December 31, 1999, the overall percentage of capacity leased at this facility was 90% compared to 92% for the same period of 1998, reflecting a decrease in the percentage of storage capacity leased for residual fuel oil, which was partially offset by an increase in the percentage of capacity leased for clean products.

     Revenues from terminaling services at Point Tupper decreased $2.3 million, or 11.3% during the year ended December 31, 1999, as compared to the year ended December 31, 1998. The decrease was due to a lower percentage capacity leased and fewer vessel calls during the year ended December 31, 1999. The percentage of tank capacity leased at Point Tupper decreased from 93% for the year ended December 31, 1998, to 79% for the same period of 1999. This decrease is primarily the result of the decision by a customer of this facility, which is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. Fewer vessels called during the year ended December 31, 1999, as compared to the same period of 1998 which led to lower revenues from port charges at this facility.

     Revenues from product sales were $106.7 million for the year ended December 31, 1999, compared to $70.1 million for the same period in 1998, an increase of $36.6 million, or 52.1%. This increase was primarily due to increases in the volume of products delivered and increases in average selling prices. Metric tons of product sold increased 19.2% during the year ended December 31, 1999, as compared to the same period of 1998. Average selling prices increased 27.7% when comparing the year ended December 31, 1999, with the same period of 1998. These changes in average selling prices were primarily the result of changes in the world oil markets which were significantly influenced by the accord.

  Gross Profit

     Gross profit for the year ended December 31, 1999, was $30.7 million compared to $30.9 million for the same period of 1998, representing a decrease of $0.2 million, or 0.6%. The decrease in gross profit was primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of certain customers choosing not to renew their storage and throughput contracts due, in part, to reduced supply resulting from the accord established among many of the oil exporting nations.

  Administrative Expenses

     Administrative expenses were $8.7 million for the year ended December 31, 1999 as compared to $9.5 million for the same period of 1998, representing a decrease of $0.8 million, or 7.9%. The decrease during the year ended December 31, 1999, as compared to the same period of 1998, was primarily the result of the termination of the Castle Harlan management fee subsequent to our initial public offering of equity which was partly offset by higher personnel and related costs.

  Special Compensation Expenses

     As more fully discussed in notes 3 and 11 of the notes to consolidated financial statements, we recorded special compensation expense during the year ended December 31, 1999, of $4.1 million of which $2.2 million was a non-cash charge.

  Hurricane Charges

     As a result of damages sustained to our St. Eustatius facility from Hurricane Lenny in late November 1999, we incurred a one-time non-cash charge of $1.5 million to partially reduce the carrying value of our shoreline protection system and a one-time cash charge of $0.25 million to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with certain other civil work, was substantially replaced during 2000 at a cost of $2.8 million.

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

  Loss on Sale of Assets

     As more fully discussed in note 16 of the notes to consolidated financial statements, we recognized a loss on the sale of Statia Terminals Southwest, Inc. during the year ended December 31, 1998, of $1.7 million.

  Interest Expense

     During the years ended December 31, 1999 and 1998, we incurred $14.3 million and $16.9 million, respectively, of interest expense from interest accrued on our mortgage notes due in 2003, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs and bank charges. In May 1999, we repurchased $34.0 million of the mortgage notes which resulted in lower interest and amortization expense related to this debt. Interest expense and commitment fees on our revolving credit facility were not significant for 1999 and 1998.

  Provision for Income Taxes

     Provision for income taxes was $0.8 million for the year ended December 31, 1999, as compared to $0.3 million for the same period of 1998. The provision for income taxes was increased in 1999 in contemplation of potential additional income tax assessments from jurisdictions in which we operate.

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

  Extraordinary Charge Related to Early Extinguishment of Debt

     As more fully discussed in note 3 of the notes to consolidated financial statements, we recognized an extraordinary charge of $4.7 million during the year ended December 31, 1999, in connection with the repurchase of $34.0 million of the mortgage notes. There was no income tax effect associated with this extraordinary charge.

  Net Loss to Common Shareholders

     Net loss to common shareholders was $5.1 million for the year ended December 31, 1999, as compared to a net loss to common shareholders of $1.5 million for the same period of 1998, an increase of $3.6 million. The increase in the net loss to common shareholders is primarily attributable to transactions associated with our initial public offering of equity, and the net effect of the other factors discussed above.

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

                                                     QUARTERS ENDED
                                                 (DOLLARS IN THOUSANDS)
                                     -----------------------------------------------
                                     MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31    TOTAL
                                     --------   -------   ------------   -----------   --------
1999
Total revenues.....................  $37,415    $42,267     $43,310        $45,351     $168,343
Operating income...................    4,333      4,369       4,113          3,269       16,084
EBITDA.............................    7,251      7,455       6,817          6,206       27,729

2000
Total revenues.....................  $42,305    $54,227     $57,542        $56,381     $210,455
Operating income...................    1,813      3,660       6,859          7,072       19,404
EBITDA.............................    5,428      6,684       9,940         10,200       32,252

SELECTED PROJECTED FINANCIAL INFORMATION FOR 2001

     We are currently projecting that Adjusted EBITDA for the year ending December 31, 2001, will fall between $28 million and $34 million and that diluted earnings per class A common share will range between $0.12 and $0.77. Any improvements in gross margins during 2001 as compared to 2000 are expected to be offset by increases in expenses. We are projecting small increases in interest expense and the provision for income taxes during 2001 as compared to 2000. The first quarter of 2001 is presently projected to be similar to the fourth quarter of 2000, with Adjusted EBITDA falling between $7.5 million and $9.5 million. Primarily due to the expiration of certain spot storage contracts toward the end of the first quarter of 2001, we presently anticipate that Adjusted EBITDA for the second quarter of 2001 will decrease as compared to the first quarter of 2001. The third quarter 2001 and full year 2001 results will be dictated by market factors, including the global production of crude oil and our ability to renew or replace long-term and short-term storage contracts, which expire during the second quarter of 2001.

     As more fully discussed in note 6 of the notes to consolidated financial statements, under particular circumstances the subordination period related to our class B subordinated shares will end on June 30, 2004. Based on our current projections, we do not anticipate that we will meet the financial tests necessary for subordination to end on June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flow from Operating Activities

     Net cash provided by operating activities was $18.2 million, $13.7 million and $23.4 million for the years ended December 31, 1998, 1999, and 2000, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges, and changes in various working capital accounts.

     We periodically purchase refined petroleum products for resale as product sales, and our inventory balances change based on these activities. As of December 31, 1999 and 2000, our inventory balances were $3.2 million and $1.6 million, respectively.

  Cash Flow from Investing Activities

     Net cash used in investing activities was $4.1 million, $8.6 million and $9.1 million for the years ended December 31, 1998, 1999, and 2000, respectively. Investing activities during 1998, 1999, and 2000, included purchases of property and equipment of $10.7 million, $8.6 million, and $8.6 million, respectively. See "Capital Expenditures" below. Additionally, as more fully discussed in note 16 of the notes to consolidated financial statements, on July 29, 1998, we received $6.5 million of cash proceeds from the sale of our Brownsville, Texas, facility.

  Cash Flow from Financing Activities

     In December 2000, we borrowed $7.0 million (excluding direct costs of the borrowing of $0.1 million) from an equipment financing company. The loan requires monthly payments of principal and interest over six years. Interest accrues at three month London InterBank Offered Rates plus 3.2% (8.28% at March 5, 2001) and adjusts each month. The loan is collateralized by a security interest in the M/V Statia Responder, one of our emergency response and maintenance support vessels, which is operating at our Caribbean terminal. We will use the proceeds from the loan for general corporate purposes, which may include capital expenditures, financing of various business development projects, funding of our stock purchase program, and other business purposes. The loan is subject to certain financial covenants, the most restrictive of which, include, but are not limited to the following: (i) a debt service coverage ratio of at least 1.50 to 1, (ii) the maintenance of $70.0 million of net worth, and (iii) the maintenance of specified insurance coverage limits on the collateral. We are in compliance with the financial covenants of the loan.

     Our cash flows from financing activities for the year ended December 31, 1999, were impacted by our initial public offering of equity which is more fully discussed in note 3 of the notes to consolidated financial statements. The gross proceeds of the offering were used primarily to redeem all of our outstanding Series A, B, C, D and E preferred stock ($94.8 million) and pay accrued preferred stock dividends ($9.7 million) and underwriters' discounts, fees, and other costs directly associated with the offering ($15.2 million). In addition, proceeds from the offering were invested and used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34 million of the 11 3/4% First Mortgage Notes previously issued by two of our subsidiaries ($37.7 million). In connection with the repurchase of the mortgage notes, we incurred a $4.7 million loss on the early extinguishment of debt.

     During the years ended December 31, 1999 and 2000, we declared and paid distributions on our class A common shares of $5.8 million ($0.7665 per share) and $3.1 million ($0.45 per share), respectively. Additionally, during 1999, distributions on our class B subordinated shares aggregating $2.9 million ($0.7665 per share) were declared. Distributions on the class B subordinated shares were deferred and will remain deferred until expiration of the deferral period as defined in our Articles of Incorporation. No distributions on our class B subordinated shares were declared during 2000. Additional information with regards to our distributions is provided in "Distributions" under Item 5 of this Report.

     Our board of directors has authorized the open market purchase of up to two million shares of our class A common shares. As of December 31, 2000, and March 5, 2001, we had acquired 1,300,247 and 1,507,947 class A common shares, respectively, at an aggregate cost of $8.6 million and $10.4 million, respectively. As conditions warrant, we intend to continue periodic open market purchases of our class A common shares under the stock purchase program.

     During the year ended December 31, 1998, we utilized the net proceeds from the sale of the Brownsville, Texas, facility to retire $6.15 million of Statia Terminals Group's Series D Preferred Stock.

     We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with our available borrowing base, which was estimated at $11.0 million at December 31, 2000. The revolving credit facility bears interest at the prime rate plus 0.5% per annum (9.0% at March 5, 2001) and will expire on November 27, 2001. During December 1999 and the first and second quarters of 2000, we borrowed against the revolving credit facility, and all of such borrowings were repaid by May 2000. There was no outstanding balance at December 31, 2000.

     The debt service costs associated with the borrowings under the mortgage notes impose a significant burden on our liquidity. The mortgage notes accrue interest at 11 3/4% per annum payable semi-annually on May 15 and November 15. The mortgage notes will mature on November 15, 2003. As further discussed in note 5 of the notes to consolidated financial statements, the mortgage notes are redeemable in whole or in part at our option at redemption prices set forth in the indenture relating to the mortgage notes. Under the terms of the indenture, we may also forego the redemption process and repurchase the mortgage notes in the open market. Any time on or prior to November 15, 1999, we were allowed to redeem or repurchase up to 35% of the aggregate principal amount of the mortgage notes with the proceeds of one or more equity offerings. As further discussed above and in note 3 of the notes to consolidated financial statements, during May 1999, and in connection with our initial public offering of equity, we repurchased in the open market a principal amount of $34 million of the mortgage notes.

     The indenture generally limits the incurrence of additional debt by Statia Terminals International, limits the ability of Statia Terminals International to pay Statia Terminals Group dividends or make any other distribution to Statia Terminals Group, and limits the ability of Statia Terminals International to sell its assets. Statia Terminals International and its subsidiaries may incur additional indebtedness as long as Statia Terminals International's consolidated fixed charge coverage ratio is at least 2.0 to 1. The fixed charge coverage ratio is the ratio of adjusted EBITDA to fixed charges, each computed as set forth in the indenture with respect to the mortgage notes. The indenture requires EBITDA for Statia Terminals International to be adjusted for specified non-cash income and expense items to compute adjusted EBITDA. Adjusted EBITDA for Statia Terminals International also excludes certain administrative expenses, and prior to the termination of the Castle Harlan management fee, excluded that fee incurred by Statia Terminals Group. Under the terms of the indenture, Statia Terminals International may not pay Statia Terminals Group any dividend if at the time of declaration:

     - a default or event of default under the indenture shall have occurred and be continuing or shall occur as a consequence thereof;

     - Statia Terminals International's consolidated fixed charge coverage ratio (as defined in the indenture) for the prior four full quarters is less than 2.0 to 1; or

     - the amount of such dividend, when added to the aggregate amount of all other dividends and specific other restricted payments made by Statia Terminals International after November 27, 1996, and not covered by other exceptions in the indenture, exceeds the sum specified below.

     Such sum is:

     50% of Statia Terminals International's consolidated net income, as defined in the indenture and taken as one accounting period, from November 27, 1996, to the end of Statia Terminals International's most recently ended fiscal quarter for which internal financial statements are available at the time of such dividend or, if such aggregate consolidated net income is a deficit, minus 100% of such aggregate deficit, plus

     the net cash proceeds from the issuance and sale after November 27, 1996, of Statia Terminals International capital stock to Statia Terminals Group and/or third parties.

     Some other dividends, generally unrelated to operating cash flow, are permitted notwithstanding the second and third items above.

     As of March 5, 2001, no event of default existed and was continuing. The consolidated fixed charge coverage ratio as defined in the indenture was 2.4 to 1 at December 31, 2000. Additionally, at December 31, 2000, the sum of Statia Terminals International's dividends, restricted payments, aggregate consolidated net income (deficit) and capital stock proceeds was approximately $16.5 million.

     We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of the mortgage notes, to fund working capital needs, capital expenditures and other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. It is unlikely that we will be able to repay the mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the mortgage notes, or redeem the mortgage notes from additional equity funds, on or before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem all or a portion of the mortgage notes prior to their maturity.

     Although we intend to refinance and believe that we will be able to refinance the mortgage notes prior to November 15, 2003, our operating performance and ability to service or refinance the mortgage notes and to extend or refinance the revolving credit facility will be subject to future economic conditions and to commercial, financial, and other factors, many of which are beyond our control. There can be no assurances that we will be able to repay at maturity or refinance our indebtedness in whole or in part, or at all, on terms acceptable to us. If we are unable to repay or refinance the mortgage notes at or prior to maturity, we will be forced to adopt alternative strategies that may include seeking additional equity capital.

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

CAPITAL EXPENDITURES

     We spent $10.7 million, $8.6 million, and $8.6 million during the years ended December 31, 1998, 1999, and 2000, respectively. These amounts include $1.7 million, $1.0 million, and $0.4 million, respectively, which was spent to enhance our ability to generate incremental revenues. During 1998, 1999, and 2000, a majority of capital expenditures were related to sustaining our existing operations, including our terminal and marine maintenance programs. The amount spent during 2000 also includes $2.8 million related to repairs to our shoreline protection system at St. Eustatius which was damaged by Hurricane Lenny in 1999.

     A salt deposit has been identified on a parcel of land very near our Point Tupper facility. Frequently, salt caverns can be developed from such deposits. Salt caverns are used around the world for storing hydrocarbon products. We have been investigating this salt deposit for approximately three years and plan to continue to investigate it during 2001. To date, we have obtained a license from governmental authorities for work to be done to further analyze the usefulness of the property and the deposit for the storage of natural gas and other hydrocarbons. At this point in time, we have not established sufficient information to determine whether or not this project will ever produce income. However, it is anticipated that should the project prove successful, it would not produce revenues until at least three years from now. This project, like any project in which we may become involved, will require adequate prospective returns in order to be developed. To date, we have capitalized $0.9 million related to this project. Should this or any other project be abandoned, we may incur an immediate charge to write-off any amounts capitalized.

     We are currently reviewing the status of our terminal operations software, which is being developed internally. The ultimate outcome of this review is uncertain buy may result in a decision to complete development of this system, or a portion thereof, or replace the current system with commercially available software. As of December 31, 2000, capitalized costs related to this internally developed software were approximately $0.9 million.

     Our capital expenditure budget for 2001 is $12.0 million primarily for items to sustain our existing operations. Spending for producing incremental revenues is estimated at $2.0 million and contingent upon the securing of additional business or continuation of certain development projects. Our 2001 maintenance-related capital expenditure forecast of $10.0 million includes certain expenditures originally budgeted for prior periods, but which were not completed in those prior periods.

     The following table sets forth capital expenditures by location and separates such expenditures into those which produce, or have the potential to produce, incremental revenue and those which sustain existing operations.

                  SUMMARY OF CAPITAL EXPENDITURES BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                        PRODUCE      SUSTAIN
                                                      INCREMENTAL    EXISTING
                                                       REVENUES     OPERATIONS    TOTAL    % OF TOTAL
                                                      -----------   ----------   -------   ----------
YEAR ENDED DECEMBER 31, 1998
  Netherlands Antilles..............................    $  667        $5,990     $ 6,657      62.1%
  Canada............................................       829           476       1,305      12.2
  Brownsville, Texas, facility (1)..................       218            94         312       2.9
  All other United States (2).......................        --         2,440       2,440      22.8
                                                        ------        ------     -------     -----
          Total.....................................    $1,714        $9,000     $10,714     100.0%
                                                        ======        ======     =======     =====
YEAR ENDED DECEMBER 31, 1999
  Netherlands Antilles..............................    $  586        $4,613     $ 5,199      60.5%
  Canada............................................       416         1,602       2,018      23.5
  United States (2).................................        --         1,376       1,376      16.0
                                                        ------        ------     -------     -----
          Total.....................................    $1,002        $7,591     $ 8,593     100.0%
                                                        ======        ======     =======     =====
YEAR ENDED DECEMBER 31, 2000
  Netherlands Antilles..............................    $  136        $6,548     $ 6,684      77.9%
  Canada............................................       294           759       1,053      12.3
  United States (2).................................        --           841         841       9.8
                                                        ------        ------     -------     -----
          Total.....................................    $  430        $8,148     $ 8,578     100.0%
                                                        ======        ======     =======     =====

---------------

(1) We sold our Brownsville, Texas, facility on July 29, 1998.
(2) Includes expenditures for U.S. flagged marine equipment utilized primarily in the Netherlands Antilles.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     We are subject to comprehensive and periodically changing environmental, health, and safety laws and regulations within the jurisdictions of our operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm water, and the disposal of non-hazardous and hazardous waste. In 1998, 1999, and 2000, our capital expenditures for compliance with environmental, health and safety laws and regulations were approximately $2.7 million, $2.5 million, and $1.8 million, respectively. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $0.9 million, $1.2 million and $0.3 million in 1998, 1999, and 2000, respectively. We believe we are presently in substantial compliance with applicable laws and regulations governing environmental, health and safety matters.

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

     With respect to the foregoing environmental liabilities and costs, Praxair, in connection with the Castle Harlan acquisition, has paid approximately $5.2 million through December 31, 2000. Based on the investigation conducted and information available to date, the potential cost of additional remediation and compliance related to the foregoing matters is currently estimated to be approximately $13 million. Praxair is required under the Castle Harlan acquisition agreement to pay the costs of this additional remediation and compliance, and has been generally meeting its obligations.

     We accrued a total of $1.5 million during 1996 to cover environmental, health, and safety costs we have identified as not being covered by the Praxair agreement. Through December 31, 2000, $0.2 million of the $1.25 million allocated to the Point Tupper terminal had been expended. We periodically review the adequacy of this accrual and during 1999 determined $0.25 million originally provided for environmental contingencies at our St. Eustatius facility were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of terminaling revenues. We believe that environmental, health and safety costs will not have a material adverse effect on the Company's financial position, cash flows, or results of operations, subject to reimbursements from Praxair. We can give no assurance that additional liabilities discovered in the future, under existing or future environmental, health, and safety laws and outside the scope of the Praxair agreement will not be material. In addition, we can give no assurance that we will not have to incur material expenses before Praxair pays amounts for which Praxair ultimately would be responsible.

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

POLITICAL, INFLATION, CURRENCY AND INTEREST RATE RISKS

     We periodically evaluate the political stability and economic environment in the countries in which we operate. As a result of these evaluations, we are not presently aware of any matters that may adversely impact our business, results of operations or financial condition. The general rate of inflation in the countries where we operate has been relatively low in recent years causing a modest impact on operating costs. Typically, inflationary cost increases result in adjustments to storage and throughput charges because long-term contracts generally contain price escalation provisions. Product sales prices are based on active markets, and we are generally able to pass any cost increases to customers. Except for minor local operating expenses in Canadian dollars and Netherlands Antilles guilders, and certain Canadian dollar-denominated revenues, all of our transactions are in U.S. dollars. Therefore, we believe we are not significantly exposed to exchange rate fluctuations.

     Most of our present debt obligations carry a fixed rate of interest. The revolving credit facility varies with changes in the lender's prime lending rate, and the loan collateralized by the M/V Statia Responder is indexed to three month London InterBank Offered Rates. Therefore, we believe our exposure to interest rate fluctuations is minimal.

TAX MATTERS

     Our St. Eustatius facility has qualified for designation as a free trade zone and our Point Tupper facility has qualified for designation as a customs bonded warehouse. Such status allows customers and us to transship commodities to other destinations with minimal Netherlands Antilles or Canadian tax effects.

     Our Free Zone and Profit Tax Agreement with the island government of St. Eustatius expired on December 31, 2000. The agreement required payment of a minimum annual tax of 500,000 Netherlands Antilles guilders or approximately $282,000. This agreement further provided that any amounts paid to meet the minimum annual payment would be available to offset future tax liabilities under such agreement to the extent that the minimum annual payment is greater than 2% of taxable income. We have been adhering to the terms of this agreement since its expiration. Discussions regarding modification and extension of this agreement are in progress, and we believe that, although some terms and conditions could be modified and that the amounts payable may increase or decrease, extension of this agreement is likely. However, if the beneficial tax status of our facilities is terminated, or if significant adverse modifications are made to the tax agreement, our business, financial condition, results of operations, and cash flows may be adversely affected.

     Tax rates in the jurisdictions in which we operate did not change significantly between 1998 and 2000.

     The net operating tax loss carry-forwards available to offset Canadian taxable income at December 31, 2000, were $48.7 million, the majority of which expires during 2001. The investment tax credit carry-forwards available to reduce Canadian income taxes was $1.8 million at December 31, 2000, and expire in various amounts through 2009. The net operating tax loss carry-forwards available to offset U.S. taxable income at December 31, 2000, were $4.1 million and expire in various amounts through 2019. We have provided a full valuation allowance against these deferred tax assets because it is not certain that any deferred tax assets will be utilized in the future.

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

     Our current insurance program commenced March 31, 2000, and generally extends 12 months. We are currently in negotiations to extend our insurance agreements upon their expiration and are exploring alternatives that may lead to changes in the scope of coverage and premium costs.

ACCOUNTING STANDARDS AND POLICIES

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 -- "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. The adoption of SFAS No. 133 did not have a material impact on us.

     The Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants is currently formulating a new accounting standard, which is expected to modify the accounting rules for major repairs and maintenance expenditures, among other things. AcSEC has not yet released a draft of this proposed standard for public comment, but is expected to do so shortly. Therefore, we cannot determine at the present time whether or not the ultimate implementation of the final standard by us will have a material effect on our business, financial condition, results of operations, or cash flows.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding 90 days. We do not presently have any derivative positions to hedge our inventory of petroleum products. The following table indicates the aggregate carrying value of our petroleum products on hand at December 31, 2000, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                      ON BALANCE SHEET COMMODITY POSITION
                             (DOLLARS IN THOUSANDS)

                                                                AS OF DECEMBER 31, 2000
                                                              ----------------------------
                                                              CARRYING AMOUNT   FAIR VALUE
                                                              ---------------   ----------
Petroleum Inventory:
  Statia Terminals N.V......................................      $1,485          $1,692
  Statia Terminals Canada...................................          67             200
                                                                  ------          ------
          Total.............................................      $1,552          $1,892
                                                                  ======          ======

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are included herein beginning on Page F-1.

                   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

     The information required by Items 10 through 13 of this Report is incorporated herein by reference to our definitive proxy statement to be filed with the U.S. Securities and Exchange Commission on or about March 12, 2001.

                                    PART IV.

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements Index

     The following consolidated financial statements of Statia Terminals Group N.V. and its subsidiaries are filed in response to Item 8 of this Report:

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-1
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-2
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999, and 2000.........................  F-3
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1998, 1999, and 2000.............  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999, and 2000.........................  F-5
Notes to Consolidated Financial Statements..................  F-6

     2. Financial Statement Schedules

     See Note 18 to our Consolidated Financial Statements for required financial statement schedules.

     3. Exhibits Index

     See the Exhibits Index on Pages E-1 through E-3 following the signature pages.

     (b) Reports on Form 8-K

     We filed no Reports on Form 8-K during the quarter ended December 31, 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
  Statia Terminals Group N.V.:

     We have audited the accompanying consolidated balance sheets of Statia Terminals Group N.V. (a Netherlands Antilles corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Statia Terminals Group N.V. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
West Palm Beach, Florida,
  January 24, 2001.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        2000
                                                                --------    --------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  5,658    $ 17,472
  Accounts receivable --
     Trade, less allowance for doubtful accounts of $804 and
      $953 in 1999 and 2000, respectively...................      12,957      13,482
     Other..................................................       3,704       1,156
  Inventory, net............................................       3,239       1,552
  Prepaid expenses..........................................       1,723       1,591
                                                                --------    --------
     Total current assets...................................      27,281      35,253
PROPERTY AND EQUIPMENT, net.................................     206,031     202,061
OTHER NONCURRENT ASSETS, net................................       2,985       3,424
                                                                --------    --------
     Total assets...........................................    $236,297    $240,738
                                                                ========    ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 14,086    $ 12,145
  Accrued interest payable..................................       1,516       1,535
  Other accrued expenses....................................       7,084       9,739
  Current maturities of long-term debt......................          --       1,069
                                                                --------    --------
     Total current liabilities..............................      22,686      24,488
DISTRIBUTIONS PAYABLE.......................................       2,913       2,913
LONG-TERM DEBT..............................................     101,000     106,931
                                                                --------    --------
     Total liabilities......................................     126,599     134,332
                                                                --------    --------
SHAREHOLDERS' EQUITY:
  Class A common shares, $0.01 par value, 20,000,000 shares
     authorized; 7,600,000 shares issued and 7,227,700 and
     6,299,753 shares outstanding at December 31, 1999 and
     2000, respectively. ...................................          76          76
  Class B subordinated shares, $0.01 par value, 7,800,000
     shares authorized; 3,800,000 shares issued and
     outstanding at December 31, 1999 and 2000..............          38          38
  Class C shares, $0.01 par value, 2,200,000 shares
     authorized; 38,000 shares issued and outstanding at
     December 31, 1999 and 2000. ...........................          --          --
  Additional paid-in capital................................     129,834     129,834
  Notes receivable from shareholders........................      (1,474)     (1,448)
  Accumulated deficit.......................................     (16,522)    (13,509)
  Class A common shares in treasury, at cost, 372,300 and
     1,300,247 shares at December 31, 1999 and 2000,
     respectively. .........................................      (2,254)     (8,585)
                                                                --------    --------
     Total shareholders' equity.............................     109,698     106,406
                                                                --------    --------
COMMITMENTS AND CONTINGENCIES
     Total liabilities and shareholders' equity.............    $236,297    $240,738
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
REVENUES:
  Terminaling services......................................  $ 66,625   $ 61,665   $ 61,547
  Product sales.............................................    70,137    106,678    148,908
                                                              --------   --------   --------
     Total revenues.........................................   136,762    168,343    210,455
                                                              --------   --------   --------
COSTS OF REVENUES:
  Terminaling services......................................    40,739     38,064     40,136
  Product sales.............................................    65,149     99,601    141,198
                                                              --------   --------   --------
     Total costs of revenues................................   105,888    137,665    181,334
                                                              --------   --------   --------
  Gross profit..............................................    30,874     30,678     29,121
ADMINISTRATIVE EXPENSES.....................................     9,500      8,745      9,717
SPECIAL COMPENSATION EXPENSE................................        --      4,099         --
HURRICANE CHARGES...........................................       800      1,750         --
                                                              --------   --------   --------
  Operating income..........................................    20,574     16,084     19,404
LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT...............     1,652         --         --
INTEREST EXPENSE............................................    16,851     14,286     12,759
INTEREST INCOME.............................................       684        846        387
                                                              --------   --------   --------
  Income before provision for income taxes, preferred stock
     dividends and extraordinary charge.....................     2,755      2,644      7,032
PROVISION FOR INCOME TAXES..................................       320        780        938
                                                              --------   --------   --------
  Income before preferred stock dividends and extraordinary
     charge.................................................     2,435      1,864      6,094
PREFERRED STOCK DIVIDENDS...................................     3,938      2,257         --
                                                              --------   --------   --------
  Income (loss) before extraordinary charge.................    (1,503)      (393)     6,094
EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF
  DEBT......................................................        --      4,743         --
                                                              --------   --------   --------
     Net income (loss) available to common shareholders.....  $ (1,503)  $ (5,136)  $  6,094
                                                              ========   ========   ========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income before extraordinary charge........................  $     --   $   0.66   $   0.90
  Extraordinary charge......................................        --       0.92         --
                                                              --------   --------   --------
     Net income (loss) available to common shareholders.....  $     --   $  (0.26)  $   0.90
                                                              ========   ========   ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income before extraordinary charge........................  $     --   $   0.44   $   0.57
  Extraordinary charge......................................        --       0.61         --
                                                              --------   --------   --------
     Net income (loss) available to common shareholders.....  $     --   $  (0.17)  $   0.57
                                                              ========   ========   ========
BASIC AND DILUTED EARNINGS (LOSS) PER SUBORDINATED SHARE:
  Income (loss) before extraordinary charge.................  $  (0.45)  $  (1.04)  $     --
  Extraordinary charge......................................        --         --         --
                                                              --------   --------   --------
     Net income (loss) available to common shareholders.....  $  (0.45)  $  (1.04)  $     --
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                     PREFERRED STOCK --                                          NOTES
                                       SERIES D AND E         COMMON SHARES      ADDITIONAL    RECEIVABLE
                                     -------------------   -------------------    PAID-IN         FROM       ACCUMULATED
                                      SHARES     AMOUNT      SHARES     AMOUNT    CAPITAL     SHAREHOLDERS     DEFICIT
                                     --------   --------   ----------   ------   ----------   ------------   -----------
BALANCE, December 31, 1997.........   61,000    $61,000        41,000    $  4     $     --      $(1,500)      $ (8,883)
  Net loss to common
    shareholders...................       --         --            --      --           --           --         (1,503)
  Amortization expense related to
    stock options..................       --         --            --      --          363           --             --
  Retirement of Series D preferred
    stock..........................   (6,150)    (6,150)           --      --           --           --             --
  Forfeiture related to employment
    termination....................      (26)       (26)          (26)     --           --           26             --
                                     -------    -------    ----------    ----     --------      -------       --------
BALANCE, December 31, 1998.........   54,824     54,824        40,974       4          363       (1,474)       (10,386)
  Net loss to common
    shareholders...................       --         --            --      --           --           --         (5,136)
  Net proceeds from initial public
    offering of class A common
    shares.........................       --         --     7,600,000      76      136,681           --             --
  Exercise of stock options,
    reclassification of class B
    subordinated shares and
    issuance of additional class B
    subordinated shares and class C
    shares.........................       --         --     3,797,026      34           --           --             --
  Redemption of preferred stock....  (54,824)   (54,824)           --      --           --           --             --
  Compensation to Castle Harlan for
    services performed in relation
    to initial public offering of
    class A common shares..........       --         --            --      --         (778)          --             --
  Dividend of Panamanian
    investment.....................       --         --            --      --           --           --         (1,000)
  Vesting of compensatory stock
    options........................       --         --            --      --        2,152           --             --
  Amortization expense related to
    stock options..................       --         --            --      --          154           --             --
  Class A common shares and class B
    subordinated shares
    distributions declared.........       --         --            --      --       (8,738)          --             --
  Purchase of class A common shares
    as treasury stock..............       --         --            --      --           --           --             --
                                     -------    -------    ----------    ----     --------      -------       --------
BALANCE, December 31, 1999.........       --         --    11,438,000     114      129,834       (1,474)       (16,522)
  Net income available to common
    shareholders...................       --         --            --      --           --           --          6,094
  Class A common shares
    distributions declared.........       --         --            --      --           --           --         (3,081)
  Purchase of class A common shares
    as treasury stock..............       --         --            --      --           --           --             --
  Cancellation related to
    employment termination.........       --         --            --      --           --           26             --
                                     -------    -------    ----------    ----     --------      -------       --------
BALANCE, December 31, 2000.........       --    $    --    11,438,000    $114     $129,834      $(1,448)      $(13,509)
                                     =======    =======    ==========    ====     ========      =======       ========

                                      CLASS A
                                      COMMON
                                     SHARES IN
                                     TREASURY     TOTAL
                                     ---------   --------
BALANCE, December 31, 1997.........   $    --    $ 50,621
  Net loss to common
    shareholders...................        --      (1,503)
  Amortization expense related to
    stock options..................        --         363
  Retirement of Series D preferred
    stock..........................        --      (6,150)
  Forfeiture related to employment
    termination....................        --          --
                                      -------    --------
BALANCE, December 31, 1998.........        --      43,331
  Net loss to common
    shareholders...................        --      (5,136)
  Net proceeds from initial public
    offering of class A common
    shares.........................        --     136,757
  Exercise of stock options,
    reclassification of class B
    subordinated shares and
    issuance of additional class B
    subordinated shares and class C
    shares.........................        --          34
  Redemption of preferred stock....        --     (54,824)
  Compensation to Castle Harlan for
    services performed in relation
    to initial public offering of
    class A common shares..........        --        (778)
  Dividend of Panamanian
    investment.....................        --      (1,000)
  Vesting of compensatory stock
    options........................        --       2,152
  Amortization expense related to
    stock options..................        --         154
  Class A common shares and class B
    subordinated shares
    distributions declared.........        --      (8,738)
  Purchase of class A common shares
    as treasury stock..............    (2,254)     (2,254)
                                      -------    --------
BALANCE, December 31, 1999.........    (2,254)    109,698
  Net income available to common
    shareholders...................        --       6,094
  Class A common shares
    distributions declared.........        --      (3,081)
  Purchase of class A common shares
    as treasury stock..............    (6,331)     (6,331)
  Cancellation related to
    employment termination.........        --          26
                                      -------    --------
BALANCE, December 31, 2000.........   $(8,585)   $106,406
                                      =======    ========

          See accompanying notes to consolidated financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                               1998       1999      2000
                                                              -------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before preferred stock dividends and extraordinary
     charge.................................................  $ 2,435   $  1,864   $ 6,094
     Adjustments to reconcile income before preferred stock
      dividends and extraordinary charge to net cash
      provided by operating activities: --
       Depreciation, amortization, and certain non-cash
          charges...........................................   12,383     11,686    13,256
       Provision for possible bad debts.....................       72         20       149
       Hurricane charge.....................................       --      1,500        --
       Non-cash special compensation expense................       --      2,152        --
       Loss on disposition of property and equipment........    1,652         --        --
     Changes in operating assets and liabilities: --
       Accounts receivable -- trade.........................    2,458     (5,415)     (674)
       Accounts receivable -- other.........................       20     (1,376)    2,548
       Inventory............................................   (3,281)     1,289     1,687
       Prepaid expenses.....................................       72     (1,084)      132
       Other noncurrent assets..............................        6        (70)     (515)
       Accounts payable.....................................    1,574      4,780    (1,941)
       Interest payable and other accrued expenses..........      799     (1,681)    2,674
                                                              -------   --------   -------
          Net cash provided by operating activities.........   18,190     13,665    23,410
                                                              -------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................  (10,714)    (8,593)   (8,578)
  Proceeds from sale of property and equipment..............      122         15        --
  Investment in a limited liability corporation.............       --         --      (500)
  Proceeds from sale of Statia Terminals Southwest, Inc.....    6,500         --        --
                                                              -------   --------   -------
          Net cash used in investing activities.............   (4,092)    (8,578)   (9,078)
                                                              -------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowing...................................       --         --     7,000
  Borrowing costs paid......................................       --         --      (106)
  Net proceeds from initial public offering of class A
     common shares..........................................       --    136,757        --
  Redemption of preferred stock.............................   (6,150)   (94,824)       --
  Repurchase of 11 3/4% First Mortgage Notes................       --    (34,000)       --
  Acquisition costs related to the repurchase of 11 3/4%
   First Mortgage Notes.....................................       --     (3,681)       --
  Payment of preferred stock dividends......................       --     (9,697)       --
  Payment of class A common share distributions.............       --     (5,825)   (3,081)
  Purchase of class A common shares as treasury stock.......       --     (2,254)   (6,331)
  Issuance of additional class B subordinated shares and
     class C shares.........................................       --         34        --
                                                              -------   --------   -------
          Net cash used in financing activities.............   (6,150)   (13,490)   (2,518)
                                                              -------   --------   -------
          Increase (decrease) in cash and cash
            equivalents.....................................    7,948     (8,403)   11,814
CASH AND CASH EQUIVALENTS, at beginning of year.............    6,113     14,061     5,658
                                                              -------   --------   -------
CASH AND CASH EQUIVALENTS, at end of year...................  $14,061   $  5,658   $17,472
                                                              =======   ========   =======
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid for income taxes................................  $   369   $    677   $   671
                                                              =======   ========   =======
  Cash paid for interest....................................  $15,940   $ 14,012   $12,058
                                                              =======   ========   =======

          See accompanying notes to consolidated financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

1. ORGANIZATION AND OPERATIONS

     Statia Terminals Group N.V. was formed on September 4, 1996 by Castle Harlan Partners II L.P. ("Castle Harlan"), a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, certain members of management and others, and commenced operations on November 27, 1996 ("Inception"). Statia Terminals Group N.V. and Subsidiaries (the "Company") own and operate petroleum blending, transshipment and storage facilities located on the island of St. Eustatius, Netherlands Antilles and near Point Tupper, Nova Scotia, Canada. The Company's terminaling services are furnished to many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners and petrochemical companies. In addition to storage, the Company provides a variety of related terminal services including the supplying of bunkering, crude oil and petroleum product blending and processing, emergency and spill response, brokering of product trades and ship services. A subsidiary of the Company provides administrative services for the Company from its office in Deerfield Beach, Florida.

     The Company includes the following primary entities (collectively, the "Statia Operations"): Statia Terminals Group N.V. ("Group"), Statia Terminals International N.V. ("Statia"), Statia Terminals N.V. (each incorporated in the Netherlands Antilles), Statia Terminals Canada, Inc. (incorporated in Nova Scotia, Canada) and Statia Terminals Southwest, Inc. (incorporated in Texas, the "Brownsville Facility") which was sold in July 1998 (see Note 16). Significant intercompany balances and transactions have been eliminated.

     As further discussed in Note 3, on April 28, 1999, the Company completed its initial public offering of equity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     These consolidated financial statements have been prepared in conformity with generally accepted accounting principles as promulgated in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Significant estimates primarily include: the accrual for environmental expenses, accruals for legal and personnel related expenses, allowance for doubtful accounts, inventory reserve, estimated useful lives of depreciable assets, and other valuation allowances related to deferred tax assets. Management is also required to make judgments regarding disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Revenue Recognition

     Revenues from storage and throughput operations are recognized ratably as the services are provided. Revenues and commissions from terminaling services, bunkering services, and bulk product sales are recognized upon completion of delivery of the service or product.

     During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows.

  Foreign Currency Translation and Exchange

     Except for certain operating expenses denominated in Netherlands Antilles guilders and Canadian dollars, and certain Canadian dollar-denominated revenues, all of the Company's transactions are in U.S.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

dollars. Therefore, the functional currency of the Company and each of its subsidiaries has been determined to be the U.S. dollar. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation", transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations as incurred. Such transaction gains and losses have not been significant.

  Impairment of Long-Lived Assets

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates factors, events, and circumstances which include, but are not limited to, its historical and projected operating performance, specific industry trends, and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events, or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining lives of the long-lived assets in measuring whether an impairment exists. The Company measures an asset impairment loss as the amount by which the carrying amount exceeds the fair market value of the asset.

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

     The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant.

  Cash and Cash Equivalents

     The Company's cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market value, and are classified as cash and cash equivalents.

  Financial Instruments

     The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying value of cash and cash equivalents (including restricted cash), accounts receivable, accounts payable and variable rate debt approximates fair value. The fair value of the Company's fixed rate debt is estimated based on market "bid" prices and approximates carrying value as of December 31, 1999 and 2000. The fair value of the notes receivable from shareholders is based on an independent appraisal of the underlying collateral. The Company's other financial instruments are not significant.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

  Concentrations of Credit Risk

     Financial instruments, which potentially subject the Company to a concentration of credit risk, primarily consist of cash and cash equivalents (including restricted cash), accounts receivable-trade, and notes receivable from shareholders. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions. Additionally, these financial institutions and financial instruments must meet the qualifications specified in certain of the Company's debt agreements. To reduce credit risk related to its trade accounts receivable, the Company performs periodic credit evaluations of its customers and has certain maritime lien rights against ships to which it has sold bunker fuel. Additionally, virtually all customers of the Company's terminaling services segment are required to pay in advance of services being rendered.

     Substantially all of the Company's revenues are derived from customers in the global petroleum industry. At December 31, 1999 and 2000, $11,440 and $11,885 of the Company's accounts receivable-trade, respectively, were from customers of the Company's product sales segment. Such receivables are typically collected within thirty days of the product sale. A substantial portion of these customers represent shipping concerns providing services to the global petroleum industry.

  Inventory

     Inventory consists of oil products. Provision has been made to reduce excess or obsolete inventory to the lower of weighted average cost or estimated market value.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets. Additions to property and equipment, replacements, betterments, and major renewals are capitalized. The Company capitalizes certain costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs are amortized using the straight-line method over the estimated useful lives of the respective assets.

     Development costs, including costs of geological studies related to projects whose completion as determined by management is probable, are capitalized. Development costs are amortized using the straight-line method over the estimated useful lives of the respective assets upon completion of the project. Development costs related to projects, which are no longer probable of completion, are expensed when such determination as to probability is made. Development costs which are exploratory in nature are expensed as incurred.

     Repair and maintenance expenditures, which do not materially increase asset values or extend useful lives, are expensed.

  Other Noncurrent Assets

     Other noncurrent assets primarily consist of deferred financing costs in the amounts of $2,701 and $2,126, net of accumulated amortization of $2,108 and $2,790, as of December 31, 1999 and 2000, respectively. The deferred financing costs related to establishing debt obligations are amortized ratably over the life of the underlying obligation. Debt cost amortization expense was $911, $767, and $682 for the years ended December 31, 1998, 1999, and 2000, respectively.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

     The Company's investment in a limited liability corporation is carried at cost of $500, which approximates fair value, and is included in other noncurrent assets.

     Other noncurrent assets as of December 31, 2000 also include cash of $620 restricted by terms of the indenture to the First Mortgage Notes. The Company may seek release of this restriction by replacing certain fixed assets.

  Class A Common Shares in Treasury

     The Company accounts for purchases of treasury shares under the cost method with the aggregate cost recorded as a reduction of shareholders' equity.

  Environmental, Health, and Safety Matters

     The Company is subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of its operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm water, and the disposal of non-hazardous and hazardous waste. Expenditures for environmental, health, and safety matters, which benefit future periods and qualify as property and equipment, are capitalized and depreciated over the respective lives of the assets.

     The Company accrues for costs associated with environmental remediation when it becomes probable that a liability has been incurred and the amount can be reasonably estimated. The Company recognizes amounts recoverable from third parties when the collection of such amounts is probable. Recoverable amounts and accrued costs are included in Accounts receivable -- Other and Other accrued expenses, respectively. See Note 12 for a further discussion of such matters.

  Income Taxes

     The Company determines its tax provision and deferred tax balances in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this approach, the provision for income taxes represents income taxes paid or payable for the current year adjusted for the change in deferred taxes during the year. Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the financial statement bases and the tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. The Company provides a valuation allowance against deferred tax assets when it determines that it is not more likely than not that the deferred tax asset will be utilized in the future.

  Earnings per Share

     In connection with its initial public offering of equity discussed in Note 3 below, the Company adopted SFAS No. 128, "Earnings per Share". Earnings per share are computed based upon the "Participating Securities and Two-Class Common Stock" methodology as required by SFAS No. 128. Earnings and losses have been allocated to each class of shares based upon changes in the historical basis liquidation values of the classes of shares during the periods presented as determined in accordance with the Company's Articles of Incorporation. Under this methodology, all of the earnings and losses prior to the closing of the Company's initial public offering of equity on April 28, 1999 have been allocated to the class B subordinated shareholders. All of the earnings and losses subsequent to April 28, 1999 have been allocated to the class A common shareholders.

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

     For periods prior to April 28, 1999, class B subordinated share equivalents include, where appropriate, the assumed exercise of previously outstanding stock options and the assumed conversion of the Company's previously outstanding Series B preferred stock. The assumed conversion of the Company's previously outstanding Series B preferred stock (330,653 class B subordinated shares) was antidilutive for 1998 and 1999. For periods subsequent to April 28, 1999, class A common share equivalents include, where appropriate, the assumed exercise of outstanding stock options. Earnings per share amounts presented have been adjusted to give retroactive effect, as of the beginning of 1998 and 1999, to the reclassification and issuance of additional class B subordinated shares and class C shares that occurred in connection with the initial public offering of equity (see Note 3).

     The following additional information is presented with respect to the Company's earnings per share amounts:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       1998         1999         2000
                                                    ----------   ----------   -----------
EARNINGS PER COMMON SHARE
Earnings and losses allocated to class A common
  shares:
  Income before extraordinary charge..............  $       --   $    3,410   $     6,094
  Extraordinary charge............................          --        4,743            --
                                                    ----------   ----------   -----------
  Net income (loss) available to common
     shareholders.................................  $       --   $   (1,333)  $     6,094
                                                    ==========   ==========   ===========
Weighted average class A common shares
  outstanding.....................................          --    5,156,421     6,794,192
Dilutive effect of weighted average class B
  subordinated shares outstanding.................          --    2,571,507     3,800,000
Dilutive effect of weighted average stock options
  outstanding.....................................          --           --        26,093
                                                    ----------   ----------   -----------
Diluted common shares outstanding.................          --    7,727,928    10,620,285
                                                    ==========   ==========   ===========
EARNINGS PER SUBORDINATED SHARE
Earnings and losses allocated to class B
  subordinated shares:
  Loss before extraordinary charge................  $   (1,503)  $   (3,803)  $        --
  Extraordinary charge............................          --           --            --
                                                    ----------   ----------   -----------
  Net income (loss) available to common
     shareholders.................................  $   (1,503)  $   (3,803)  $        --
                                                    ==========   ==========   ===========
Weighted average class B subordinated shares
  outstanding.....................................   3,305,022    3,641,144     3,800,000
Dilutive effect of stock options and preferred
  stock with conversion features..................          --           --            --
                                                    ----------   ----------   -----------
Diluted subordinated shares outstanding...........   3,305,022    3,641,144     3,800,000
                                                    ==========   ==========   ===========

  Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The following types of items, among others, are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income (loss) available to common shareholders and comprehensive income (loss).

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

  Reclassifications

     Certain reclassifications were made to the 1998 and 1999 financial statements and notes thereto in order to conform to the 2000 presentation.

  Recent Accounting Pronouncements

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. The adoption of SFAS No. 133 did not have a material impact on us.

     The Accounting Standards Executive Committee (AcSEC) of the AICPA is currently formulating a new accounting standard which is expected to modify the accounting rules for major repairs and maintenance expenditures, among other things. AcSEC has not yet released a draft of this proposed standard for public comment, but is expected to do so shortly. Therefore, we cannot determine at the present time whether or not the ultimate implementation of the final standard by the Company will have a material effect on the Company's business, financial condition, results of operations, or cash flows.

3. INITIAL PUBLIC OFFERING OF EQUITY AND RELATED TRANSACTIONS

     On April 28, 1999, the Company completed its initial public equity offering of 7.6 million class A common shares. The offering price was $20 per share raising gross proceeds of $152,000. The gross proceeds of the offering were used primarily to redeem all of the Company's outstanding Series A, B, C, D, and E preferred stock and pay accrued dividends, pay underwriters' discounts and fees, and pay certain other costs directly associated with the offering. The remaining proceeds were used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34,000 of the First Mortgage Notes for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. During the second quarter of 1999, the acquisition costs and the unamortized deferred financing costs related to the repurchased First Mortgage Notes ($1,062) were recorded as an extraordinary charge. There was no income tax effect associated with this extraordinary charge.

     Immediately prior to the initial public offering of equity, the Company transferred its ownership interest in a Panamanian investment, valued at $1,000, to its shareholders as a dividend. In connection with a restructuring effected contemporaneously with the offering, all outstanding stock options were exercised and converted along with all existing common stock into 3.8 million class B subordinated shares and 38,000 class C shares.

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following as of December 31:

                                                                                  USEFUL
                                                                                  LIVES
                                                             1999       2000     IN YEARS
                                                           --------   --------   --------
Land.....................................................  $  1,291   $  1,291
Land improvements........................................     6,872      7,832     5-20
Buildings and improvements...............................     3,446      3,985    20-40
Plant machinery and terminals............................   159,822    165,261     4-40
Mooring facilities and marine equipment..................    51,701     54,889     4-40
Field and office equipment...............................     4,068      4,784     3-15
Spare parts and hoses....................................     2,687        793
Capital projects in process..............................     6,501      5,017
                                                           --------   --------
          Total property and equipment, at cost..........   236,388    243,852
          Less accumulated depreciation..................    30,357     41,791
                                                           --------   --------
          Property and equipment, net....................  $206,031   $202,061
                                                           ========   ========

     As of December 31, 1999 and 2000, capital projects in process include $378 and $605 of development costs, respectively, including costs of geological studies related to a salt cavern storage project in Nova Scotia, Canada.

     During the three months ended March 31, 2000, the Company replaced certain large hoses attached to its single point mooring system (the "SPM"). In connection with this hose change-out, the Company adopted the component depreciation method for the SPM and its hoses as of January 1, 2000, which resulted in a change in the estimated useful lives for depreciation purposes for these hoses. As a result, in addition to recurring depreciation charges, the Company incurred a non-cash charge to depreciation expense of $832 during the first quarter of 2000, which is included in costs of terminaling services revenues and represents the full year effect of this change.

     The Company is currently reviewing the status of it terminal operations software, which is being developed internally. The ultimate outcome of this review is uncertain but may result in a decision to complete development of this system, or a portion thereof, or replace the current system with commercially available software. As of December 31, 2000, capitalized costs related to this internally developed software were approximately $896.

5. DEBT

     The 11 3/4% $135,000, First Mortgage Notes due November 15, 2003, (the "Notes") were issued by subsidiaries of the Company (the "Issuers") on November 27, 1996, in connection with the acquisition of certain companies from Praxair, Inc. by Castle Harlan Partners II L.P. (the "Castle Harlan Acquisition") and pay interest on May 15 and November 15 of each year. The Notes are redeemable, in whole or, in part, at the option of the Issuers at any time on or after November 15, 2000, at the redemption prices listed below (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

The Company may also forego the redemption process and repurchase Notes in the open market on or after November 15, 2000.

                                                                  OPTIONAL
YEAR                                                          REDEMPTION PRICE
----                                                          ----------------
2000........................................................      105.875%
2001........................................................      102.938%
2002........................................................      100.000%

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

     The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of Statia. The Notes are also subject to certain financial covenants as set forth in the indenture and related security documents to these Notes, the most restrictive of which include, but are not limited to the following: (i) a consolidated fixed charge coverage ratio for the prior four full fiscal quarters of at least 2.0 to 1 which, if met, will permit the Company to make additional borrowings above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness, and (iii) restrictions on certain payments. In addition, the Notes place restrictions on the Company's ability to pay dividends other than distributions from the proceeds of assets held for sale and certain management fees as discussed in Note 13 below. Except with the occurrence of an event of default, subsidiaries of Statia have no restrictions upon transfers of funds in the form of dividends, loans, or cash advances. The Company is in compliance with the financial covenants set forth in the indenture.

     In December 2000, a subsidiary of the Company borrowed $7,000 (excluding direct costs of the borrowing of $106) from an equipment financing company, (the "Responder Loan"). The Responder Loan requires monthly payments of principal and interest, and matures on January 1, 2007. Interest accrues at three month London InterBank Offered Rates plus 3.2% and adjusts monthly. The Responder Loan is collateralized by a security interest in the M/V Statia Responder, one of the Company's emergency response and maintenance support vessels, which is operating at the Company's St. Eustatius terminal. The proceeds from the Responder Loan are available for general corporate purposes, which may include capital expenditures, financing of various business development projects, funding of the Company's stock purchase program, and other business purposes.

     The Responder Loan is subject to certain financial covenants, the most restrictive of which include, but are not limited to the following: (i) a debt service coverage ratio of at least 1.50 to 1, (ii) the maintenance of $70,000 of net worth, and (iii) the maintenance of specified insurance coverage limits on the collateral. The Company is in compliance with the financial covenants of the Responder Loan.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

     At December 31, 2000, the scheduled maturities of the Company's long-term debt were as follows:

YEAR ENDING DECEMBER 31,
------------------------
2001........................................................  $  1,069
2002........................................................     1,167
2003........................................................   102,167
2004........................................................     1,167
2005........................................................     1,167
Thereafter..................................................     1,263
                                                              --------
                                                              $108,000
                                                              ========

     The Company has a revolving credit facility (the "Credit Facility"), which allows certain of the Company's subsidiaries to borrow up to $17,500 or the limit of the borrowing base as defined in the Credit Facility. The Credit Facility calls for a commitment fee of 0.375% per annum on a portion of the unused funds. The Credit Facility bears interest at a rate of prime plus 0.5%. The Credit Facility constitutes senior indebtedness of the Company and is secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility is subject to certain restrictive covenants; however, it is not subject to financial covenants. The Credit Facility does not restrict the Company's subsidiaries from transferring funds to the Company in the form of dividends, loans or cash advances; however, the failure to pay interest when due constitutes an event of default under the Credit Facility and such event of default, until cured, prohibits upstream dividend payments to be made to the Company. The Credit Facility expires on November 27, 2001. At December 31, 1999 and 2000, the Company had approximately $10,603 and $11,047, respectively, available for borrowing under the Credit Facility, as limited by the borrowing base computation, and no outstanding borrowings.

6. CAPITAL STRUCTURE

     Each class A common share and class B subordinated share is entitled to one vote on issues brought before the Company's shareholders. The class C shares have no voting privileges. Statia Terminals Holdings N.V. ("Holdings") owns all of the Company's class B subordinated shares and class C shares.

     The class A common shares are entitled, to the extent there is sufficient available cash as defined in the Company's Articles of Incorporation, to a target quarterly distribution of $0.45 per share, before the Company makes any distributions on its class B subordinated shares. In general, the Company will make distributions of available cash, if any, first to the class A common shares until each has received $0.45 per quarter plus any arrearages from prior quarters and second to the class B subordinated shares until each has received $0.45 per quarter. Class B subordinated shares do not accrue distribution arrearages. If the Company makes quarterly distributions of available cash to the class A common shares and class B subordinated shares above specified additional distribution levels, the holders of class C shares will receive distributions that represent an increasing percentage of the total distributions made above those specified distribution levels. However, there are no assurances that the Company will be able to pay distributions to any of its classes of shares.

     The Company will defer making payment on the first $6,800 of distributions that would otherwise have been made on the class B subordinated shares until the end of the deferral period, as defined in the Company's Articles of Incorporation. The subordination period will generally end once the Company meets certain financial tests, which are defined in the Company's Articles of Incorporation. The subordination period generally cannot end prior to June 30, 2004. Under particular circumstances, a portion of the class B subordinated shares, not exceeding 50%, may convert into class A common shares before the expiration of the subordination period. After the deferral period, the Company will pay to the class B subordinated shares, until the deferred distributions have been paid in full, all available cash from operating surplus remaining after all

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

common share arrearages are paid, and the target quarterly distribution is paid on all class A common shares and class B subordinated shares, prior to any further distribution.

     During the years ended December 31, 1999 and 2000, the Company declared and paid distributions on the class A common shares of $5,825 ($0.7665 per share) and $3,081 ($0.45 per share), respectively. Additionally, during 1999, distributions on the class B subordinated shares aggregating $2,913 ($0.7665 per share) were declared. Distributions on the class B subordinated shares were deferred and will remain deferred until expiration of the deferral period as described above. No distributions on our class B subordinated shares were declared during 2000.

     On January 24, 2001, the Company's board of directors declared a distribution of $0.20 per share on the class A common shares, payable on February 14, 2001, for the benefit of shareholders of record at the close of business on January 31, 2001. Pursuant to the Company's Articles of Incorporation, the $0.25 per share difference between the declared distribution and the target quarterly distribution of $0.45 per share represents an arrearage, which must be paid from future available cash. After declaration of this distribution, the aggregate arrearage per share on the class A common shares was $1.60. No distribution was declared on the class B subordinated shares.

     At the end of the subordination period as defined in the Company's Articles of Incorporation, each class B subordinated share will convert to one class A common share and will participate equally with the other class A common shares, subject to the distribution rights of the class C shares, in future distributions of available cash. The class A common shares will then no longer accrue distribution arrearages.

     Should the Company undergo a dissolution and liquidation, its assets will be sold or otherwise disposed of. The Company will apply the proceeds of liquidation first to the payment of its creditors in order of their priority. Then any remaining proceeds will be distributed to the holders of the class A common shares, class B subordinated shares and class C shares in order of their priority. In liquidation, the holders of class A common shares will be entitled to receive their unrecovered initial price and the target quarterly distribution due on such common shares plus any unpaid common share arrearages before any distribution is made to holders of the class B subordinated shares.

     The Company's board of directors has authorized the open market purchase of up to two million shares of the Company's class A common shares. As of December 31, 1999 and 2000, the Company had acquired 372,300 and 1,300,247 class A common shares at an aggregate cost of $2,254 and $8,585, respectively, pursuant to this program. On January 8, 2001, the Company purchased 61,000 class A common shares pursuant to this program from Statia Terminals Cayman, Inc. ("Cayman") at an aggregate fair value of $480. Cayman is owned by the same shareholders who own Holdings.

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

     The Series A, B and C Preferred Stock in the aggregate of $40,000 were contributed from Praxair, Inc. as non-cash equity and contained provisions for redemption beyond the control of the Company. As the Series B Preferred Stock was not redeemed by the Company prior to November 27, 1998, the dividend rate on the Company's Series A, B and C Preferred Stock increased from 8% to 14.75% effective November 28, 1998, in

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

accordance with the Company's preferred stock agreements and its prior Articles of Incorporation. Dividends on the Series D and E Preferred Stock were waived.

     The indenture to the Notes permitted the sale of the Brownsville facility and permitted a restricted payment from Statia to Group equal to the net proceeds from such sale. Such amounts were required to be applied to redeem the Series D Preferred Stock. On July 29, 1998 the Company sold the Brownsville Facility (see Note 16) and a restricted payment of $6,150 was made from Statia to Group to redeem a portion of the Series D Preferred Stock.

     All remaining preferred stock was redeemed and all accrued preferred stock dividends were paid on April 28, 1999, with a portion of the proceeds from the Company's initial public offering of equity.

8. NOTES RECEIVABLE FROM SHAREHOLDERS

     Notes receivable from shareholders represent nonrecourse loans made by the Company to certain members of management and are indirectly secured by pledges of certain of the Company's class B subordinated shares. The loans bear interest at 5.17% and mature on the earlier of (i) April 28, 2009, or (ii) sale of the pledged shares. These loans have been classified as a reduction to shareholders' equity in the accompanying consolidated financial statements. The Company recognized interest income related to these notes of $96, $79, and $77 during the years ended December 31, 1998, 1999, and 2000, respectively. The fair value of these loans, based on an independent appraisal of the underlying collateral, was $362 at December 31, 2000.

     During 2000, in connection with the termination of an employee, $26 of these notes were cancelled.

9. LEASES

     The Company rents certain facilities and marine equipment under cancelable and noncancelable operating leases. Rental expense on operating leases was $5,431, $5,518, and $6,307 for the years ended December 31, 1998, 1999, and
2000, respectively. Future rental commitments under noncancelable operating leases during the years ending 2001 through 2004 are $5,341, $5,368, $4,257, and $1,761, respectively. No such commitments exist after 2004.

10. INCOME TAXES

     The sources of income (loss) by jurisdiction before the provision for income taxes, preferred stock dividends and extraordinary charge are:

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
U.S.........................................................  $ (362)  $   41   $ (283)
Non-U.S.....................................................   3,117    2,603    7,315
                                                              ------   ------   ------
                                                              $2,755   $2,644   $7,032
                                                              ======   ======   ======

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

     The provision for income taxes consisted of:

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              1998   1999    2000
                                                              ----   -----   ----
Current:
  U.S.......................................................  $ --   $(123)  $ --
  State.....................................................    --      --     (1)
  Non-U.S...................................................   320     903    939
                                                              ----   -----   ----
                                                              $320   $ 780   $938
                                                              ====   =====   ====

     A reconciliation of income taxes at the U.S. statutory rate of 35% to the Company's provision for income taxes is as follows:

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                              1998     1999      2000
                                                              -----   -------   -------
U.S. federal tax provision at U.S. statutory rate...........  $ 964   $   925   $ 2,461
U.S. state income taxes.....................................     --        --         1
Income not effectively connected to a U.S. trade or
  business..................................................   (961)   (1,048)   (2,461)
Non-U.S. tax provision......................................    317       903       939
                                                              -----   -------   -------
                                                              $ 320   $   780   $   938
                                                              =====   =======   =======

     The principal temporary differences included in the accompanying balance sheets, as of December 31, are:

                                                                1999       2000
                                                              --------   --------
Net operating loss and ITC carryforwards....................  $ 30,371   $ 24,565
Valuation allowance.........................................   (30,371)   (24,565)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

     The Company's net deferred tax assets primarily relate to Canadian investment tax credits and net operating loss carry-forwards and U.S. consolidated net operating loss carry-forwards. The Company has provided a full valuation allowance against these tax assets, because it cannot determine that it is likely that the deferred tax assets will be utilized in the future.

     The Company's Canadian subsidiaries are subject to a federal large corporation tax based on 0.225% of the subsidiaries' total equity. As of April 1, 1997, Nova Scotia enacted a provincial capital tax based on 0.25% of the subsidiaries' total equity. The net operating tax loss carry-forwards available to offset Canadian taxable income at December 31, 2000, were $48,670, the majority of which expires during 2001. The investment tax credit carry-forwards available to reduce Canadian income taxes were $1,761 at December 31, 2000, and expire in various amounts through 2009.

     The net operating tax loss carry-forwards available to offset U.S. taxable income at December 31, 2000, were $4,118, and expire in various amounts through 2019.

     On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. The Company has been adhering to the terms of this agreement since its expiration. This agreement requires a subsidiary of the Company to pay a 2% rate on taxable income, as defined, or a minimum payment of 500,000 Netherlands Antilles guilders ($282). This agreement further provides that any amounts paid in order to meet the

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. Currently, the subsidiary is renegotiating a new agreement with the governments of the Netherlands Antilles and St. Eustatius that is expected to be generally effective retroactively from January 1, 1998, through December 31, 2010, with extension provisions to 2015. However, if the beneficial tax status of the Company's facilities is terminated, or if significant adverse modifications are made to the tax agreement, the Company's business, financial condition, results of operations and cash flows may be adversely affected.

     Certain of the Company's Netherlands Antilles subsidiaries are not part of the Free Zone and Profit Tax Agreement and accordingly pay Netherlands Antilles federal income taxes at an effective tax rates of up to 45%. Approximately $28, $48 and $55 of Netherlands Antilles profit tax is included in the Non-U.S. tax provision for the years ended December 31, 1998, 1999, and 2000, respectively.

11. STOCK OPTIONS

     During 1997, the stockholders of the Company approved the 1997 Stock Option Plan (the "1997 Plan"), which allowed up to 7,235 shares of $0.10 par value common stock of the Company to be delivered pursuant to incentive stock option award agreements or nonqualified stock option award agreements.

     During December 1998, 2,895 shares of common stock were granted to certain employees of the Company pursuant to incentive stock options at an exercise price of $0.10. The Company recorded the required compensation expense under APB No. 25 on the date of grant representing the difference between the fair value of the options and the exercise price of $0.10 per share amortized over the vesting period of five years. The fair value of such options was determined to be $810 per share based on an independent appraisal of the Company's common stock on the date of grant. The total amount of compensation expense recognized during 1998 and credited to additional paid-in capital related to such options was $39 and is included in costs of revenues and administrative expense in the accompanying statements of operations. During the period from January 1, 1999, to April 28, 1999, $154 related to these options was amortized as compensation expense and credited to additional paid-in capital.

     During 1998, the Company also granted 400 options to purchase common stock to non-employee directors of the Company. These options vested immediately on the date of grant. The Company recorded $324 of compensation expense under APB No. 25 on the date of grant. This amount represented the difference between the fair value of $810 per share and the exercise price of $0.10 per share. The compensation expense is included in administrative expenses in the accompanying statement of operations and credited to additional paid-in capital. In connection with the initial public offering of equity discussed in Note 3, the options granted in 1997 and 1998, less forfeitures of 45 options, were exercised and converted along with all existing common stock into 3.8 million class B subordinated shares and 38,000 class C shares. On April 28, 1999, the remaining unamortized compensation expense associated with these options of $2,152 was recorded as a non-cash special compensation expense and credited to additional paid-in capital.

     In April 1999 in conjunction with the initial public offering of equity, the shareholders of the Company approved the 1999 Share Option Plan (the "1999 Plan") and the 1997 Plan terminated. Under the 1999 Plan, the Company may deliver up to 1,140,000 class A common shares to employees, directors and consultants, subject to adjustment under certain conditions. Any such options must have an exercise price at least equal to the fair market value of the Company's class A common shares on the date of grant and must be exercisable within ten years of the grant date. No options were granted during 1999 pursuant to the 1999 Plan.

     On May 2, 2000, options on 228,000 shares of class A common shares were granted to certain employees and non-employee directors of the Company at an exercise price of $5.59 per share, representing the fair market value of the Company's class A common shares on the date of grant. As such, no compensation

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

expense was recognized under APB No. 25. The options may be exercised on or after May 2, 2009; provided, however, that the option will become exercisable sooner upon the conversion of the Company's class B subordinated shares into class A common shares in accordance with the Company's Articles of Incorporation. The percentage of the class A common shares for which the option will become exercisable upon any such conversion equals the number of class B subordinated shares converted pursuant to such conversion, divided by 3,800,000 shares. Immediately prior to any change in control, as defined in the Company's Articles of Incorporation, any unexercised portions of the options become exercisable. Under certain specified circumstances, which include the holder's death or disability, involuntary termination of employment without substantial cause, and normal retirement, the unexercised portions of the options may also become exercisable by the holder or his or her beneficiary or heir, but only for certain specified periods after the occurrence of such an event. During 2000, 7,500 of the options granted in May 2000 were forfeited.

     On January 24, 2001, options on 235,500 shares of class A common shares were granted to certain employees and non-employee directors of the Company at an exercise price of $8.094 per share, representing the fair market value of the Company's class A common shares on the date of grant. As such, no compensation expense was recognized under APB No. 25. The options may be exercised on or after January 24, 2010, but are subject to the same terms and conditions as described above for the options granted on May 2, 2000, including the accelerated vesting provisions.

     As of December 31, 2000, and January 24, 2001, options on 919,500 and 684,000 shares of class A common shares, respectively, remained available for grant under the 1999 Plan.

     The following information is presented with respect to the Company's stock options:

                                                               NUMBER        OPTION
                                                              OF SHARES      PRICE
                                                              ---------   ------------
Outstanding at December 31, 1997............................     2,895       $0.10
  Granted...................................................     3,295        0.10
  Exercised.................................................        --          --
  Cancelled.................................................        45        0.10
                                                               -------       -----
Outstanding at December 31, 1998............................     6,145        0.10
  Granted...................................................        --          --
  Exercised.................................................     6,145        0.10
  Cancelled.................................................        --          --
                                                               -------       -----
Outstanding at December 31, 1999............................        --          --
  Granted...................................................   228,000        5.59
  Exercised.................................................        --          --
  Cancelled.................................................     7,500        5.59
                                                               -------       -----
Outstanding at December 31, 2000............................   220,500       $5.59
                                                               =======       =====

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

     Had compensation expense been recorded for the Company's awards based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) available to common shareholders and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1998        1999        2000
                                                               ---------   ---------   --------
Net income (loss) available to common shareholders:
  As reported...............................................    $(1,503)    $(5,136)    $6,094
  Pro forma.................................................     (1,960)     (6,869)     6,075
Basic earnings (loss) per share:
  Class A common share as reported..........................         --       (0.26)      0.90
  Class A common share pro forma............................         --       (0.26)      0.89
  Class B subordinated share as reported....................      (0.45)      (1.04)        --
  Class B subordinated share pro forma......................      (0.59)      (1.52)        --
Diluted earnings (loss) per share:
  Class A common share as reported and pro forma............         --       (0.17)      0.57
  Class B subordinated share as reported....................      (0.45)      (1.04)        --
  Class B subordinated share pro forma......................      (0.59)      (1.52)        --

     Under SFAS 123, the value of each option granted during 1997 and 1998 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate -- 6.3%, dividend yield -- 0%, volatility -- 31.4% and expected life of the option -- 10 years. The value of each option granted during 2000 was estimated on the date of grant using the Black Scholes model with the following assumptions: Risk-free interest rate -- 6.5%, dividend yield -- 10.7%, volatility -- 43.8% and expected life of the option -- 10 years.

12. COMMITMENTS AND CONTINGENCIES

  Environmental, Health, and Safety Matters

     In connection with the Castle Harlan Acquisition, studies were undertaken by and for Praxair, Inc. to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper, Nova Scotia, Canada facility. Praxair, Inc. has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair, Inc. has paid approximately $5,193 during the period from November 27, 1996, to December 31, 2000, related to such costs. Based on investigations conducted and information available to date, the potential cost of additional remediation and compliance is estimated at approximately $13,000, substantially all of which the Company believes is the responsibility of Praxair, Inc. per the Castle Harlan Acquisition agreement. The Company believes that environmental, health, and safety costs will not have a material adverse effect on the Company's financial position, cash flows, or results of operations, subject to reimbursements from Praxair, Inc.

     The Company has also identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. for which $1,500 were accrued in 1996 in conjunction with the Castle Harlan Acquisition. Through December 31, 2000, $182 of this amount had been expended. The Company periodically reviews the adequacy of this accrual and during 1999 and 2000 determined $250 and $180 originally provided for environmental contingencies, respectively, were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of terminaling revenues in the accompanying statements of operations. In 2000, the Company identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. and accrued $180 related to these costs.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

  Litigation

     The Company is involved in various claims and litigation arising in the normal course of its business. Based upon analysis of legal matters and discussions with legal counsel, the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

  Other Accrued Expenses

     Other accrued expenses consist of the following as of December 31:

                                                               1999     2000
                                                              ------   ------
Personnel and related costs.................................  $2,061   $3,010
Professional fees...........................................     928      738
Environmental expenses......................................   1,208    1,068
Accrued taxes...............................................   1,493    1,760
Deferred revenue............................................     213    1,291
Other.......................................................   1,181    1,872
                                                              ------   ------
                                                              $7,084   $9,739
                                                              ======   ======

13. RELATED PARTY TRANSACTIONS

     In November 1996, the Company entered into a ten-year management agreement with Castle Harlan, Inc., to pay an annual management fee of $1,350, plus out-of-pocket expenses, for advisory and strategic planning services in relation to the day-to-day affairs of the Company. Such services were performed at the discretion of Castle Harlan, Inc. The management agreement also entitled Castle Harlan, Inc. to additional compensation should it perform services for the Company related to certain financing activities, including initial public offerings. The Company compensated Castle Harlan, Inc. $778 for services performed in relation to the Company's initial public offering of equity and such amount was charged to additional paid-in capital on April 28, 1999. This management agreement was amended and restated at the closing of the Company's initial public offering of equity on April 28, 1999, to eliminate the $1,350 management fee and require that any such services be provided only at the request of the Company. The Company has not requested any such services subsequent to April 28, 1999, nor has Castle Harlan, Inc. provided any such services. Accordingly, no management fee expense has been recorded subsequent to April 28, 1999.

     The amended and restated management agreement continues to provide for reimbursement of ordinary and necessary expenses and a continuing indemnity for the period up to the termination date of November 27, 2006, and any extension thereto. During the years ended December 31, 1998, 1999, and 2000, the Company reimbursed Castle Harlan, Inc. $98, $78, and $115, respectively, of expenses under this agreement.

     The Company provides and receives other services from various other related parties. The value of such services is not significant individually or in the aggregate.

14. SEGMENT INFORMATION

     The Company is organized around several different factors, the two most significant of which are services and products and geographic location. The Company's primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response and other terminal services) and product sales (including bunker fuels and bulk oil sales).

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

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

     The following information is provided for the Company's terminaling services and product sales segments:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
REVENUES:
  Terminaling services......................................  $ 66,625    $ 61,665    $ 61,547
  Product sales.............................................    70,137     106,678     148,908
                                                              --------    --------    --------
          Total.............................................  $136,762    $168,343    $210,455
                                                              ========    ========    ========
ADJUSTED EBITDA:
  Terminaling services......................................  $ 28,102    $ 26,994    $ 25,128
  Product sales.............................................     4,466       6,584       6,582
                                                              --------    --------    --------
          Total.............................................  $ 32,568    $ 33,578    $ 31,710
                                                              ========    ========    ========
DEPRECIATION AND AMORTIZATION EXPENSE:
  Terminaling services......................................  $ 11,218    $ 11,196    $ 12,452
  Product sales.............................................       203         371         691
                                                              --------    --------    --------
          Total.............................................  $ 11,421    $ 11,567    $ 13,143
                                                              ========    ========    ========
ADJUSTED EBIT:
  Terminaling services......................................  $ 16,884    $ 15,798    $ 12,676
  Product sales.............................................     4,263       6,213       5,891
                                                              --------    --------    --------
          Total.............................................  $ 21,147    $ 22,011    $ 18,567
                                                              ========    ========    ========
CAPITAL EXPENDITURES:
  Terminaling services......................................  $  8,274    $  7,572    $  7,528
  Product sales.............................................     1,212         161         753
  Other unallocated.........................................     1,228         860         297
                                                              --------    --------    --------
          Total.............................................  $ 10,714    $  8,593    $  8,578
                                                              ========    ========    ========

                                                                    AS OF DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
NET ASSETS:
  Terminaling services......................................  $208,642   $203,781   $202,780
  Product sales.............................................    12,058     16,618     14,315
  Unallocated assets........................................    24,910     15,898     23,643
                                                              --------   --------   --------
          Total assets......................................  $245,610   $236,297   $240,738
                                                              ========   ========   ========

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

     A reconciliation of Adjusted EBIT to the Company's income before provision for income taxes, preferred stock dividends, and extraordinary charge is as follows:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1998        1999        2000
                                                        --------    --------    --------
Adjusted EBIT.........................................  $21,147     $22,011     $18,567
Interest expense excluding debt cost amortization
  expense.............................................  (15,940)    (13,518)    (12,077)
Special compensation expense..........................       --      (4,099)         --
Hurricane charges.....................................     (800)     (1,750)         --
Loss on sale of Statia Terminals Southwest, Inc.......   (1,652)         --          --
Settlement of insurance claim.........................       --          --         542
                                                        -------     -------     -------
          Income before provision for income taxes,
            preferred stock dividends and
            extraordinary charge......................  $ 2,755     $ 2,644     $ 7,032
                                                        =======     =======     =======

     The following information is provided with respect to the geographic operations of the Company based upon the location where the service is provided or product delivered:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           1998        1999        2000
                                                         ---------   ---------   ---------
REVENUES:
  Caribbean............................................  $114,091    $149,852    $192,165
  Canada...............................................    21,058      18,491      18,290
  United States........................................     1,613          --          --
                                                         --------    --------    --------
          Total revenues...............................  $136,762    $168,343    $210,455
                                                         ========    ========    ========

                                                               AS OF DECEMBER 31,
                                                         ------------------------------
                                                           1998       1999       2000
                                                         --------   --------   --------
LONG-LIVED ASSETS:
  Caribbean............................................  $180,275   $174,884   $171,689
  Canada...............................................    28,191     28,705     28,139
  United States........................................     1,504      2,442      2,233
                                                         --------   --------   --------
                                                         $209,970   $206,031   $202,061
                                                         ========   ========   ========

     Long-lived assets primarily consist of net property and equipment.

  Significant Customer

     The Company presently has a long-term storage and throughput contract with Bolanter Corporation N.V. (a subsidiary of Saudi Aramco) at the Company's St. Eustatius facility, which expires in 2005. The Company also derives revenues from an affiliate of Bolanter as an indirect result of this storage and throughput agreement. The Company derives revenues from parties unaffiliated with Bolanter because of the movement of Bolanter's crude oil, or crude oil sold by Bolanter, through the Company's St. Eustatius facility. Additionally, the Company sells bunker fuels to an affiliate of Bolanter at its St. Eustatius facility.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

     The following table sets forth such Saudi Aramco-related revenues as a percentage of our total revenues:

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1998    1999    2000
                                                              ----    ----    ----
Storage and throughput contract and related indirect
  revenues..................................................   7.4%    6.1%    4.0%
Unaffiliated third parties..................................   7.7     6.4     7.7
Bunker sales................................................   1.5     2.3     2.5
                                                              ----    ----    ----
          Total.............................................  16.6%   14.8%   14.2%
                                                              ====    ====    ====

     Although the Company has a long-standing relationship and long-term contract with this customer, if such long-term contract were not renewed or replaced at the end of its term, or if the Company otherwise lost any significant portion of its revenues from this customer, such non-renewal/replacement or loss could have a material adverse effect on the Company's business, financial condition, and ability to pay distributions. The Company also has long-term contracts with other key customers, and there can be no assurance that these contracts will be renewed at the end of their terms or that the Company will be able to enter into other long-term contracts on terms favorable to it, or at all.

     No other customer accounted for more than 10% of the Company's total revenues in 1998, 1999, or 2000.

15. RETIREMENT PLANS

     The Company maintains an employee savings plan in accordance with Section 401(k) of the Internal Revenue Code. This plan covers all of the Company's full-time U.S. employees and allows employees to contribute up to the lesser of 15% of eligible compensation or $10.5 for the 2000 calendar year. The Company currently matches at a 50% rate up to 8% of an employee's base salary. In addition, the employer may contribute, on a discretionary basis, up to 1% of an employee's base salary per quarter. Amounts charged to expense for matching and discretionary contributions for the years ended December 31, 1998, 1999, and 2000 were $314, $314 and $337, respectively. In addition, the Company sponsors certain retirement plans for certain employees residing in the Netherlands Antilles and Canada. Amounts charged to expense for non-U.S. plans for the years ended December 31, 1998, 1999, and 2000, were $43, $73, and $875, respectively.

16. LOSS ON SALE OF STATIA TERMINALS SOUTHWEST, INC.

     On July 29, 1998, the Company sold Statia Terminals Southwest, Inc. ("Southwest") for $6,500 in cash resulting in net proceeds of approximately $6,150. The Company retained certain of the pre-closing assets and liabilities of Southwest consisting primarily of accounts receivable and accrued expenses and agreed to indemnify the purchaser for certain contingent legal and environmental matters up to a maximum of $500 through July 29, 1999. The indemnification period lapsed with no liability to the Company. The net book value of the assets and liabilities sold on July 29, 1998, was $7,802. The loss on the sale of Southwest of $1,652 is included in loss on disposition of property and equipment in the accompanying statements of operations, since substantially all of the value of Southwest was originally recorded in this account when the Company was acquired.

17. HURRICANE CHARGES

     As a result of damages sustained to the Company's St. Eustatius facility from Hurricane Lenny in late November 1999, the Company incurred a one-time, non-cash charge of $1,500 to partially reduce the carrying value of its shoreline protection system and a one-time cash charge of $250 to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with certain other civil work, was replaced during 2000.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

     During September 1998, Hurricane Georges damaged components of the Company's St. Eustatius facility. However, operations were not significantly impacted by the hurricane and returned to normal within days of the storm. During 1998, the Company recorded a charge of $800 representing an insurance deductible of $500 related to the hurricane damage and certain other costs resulting from the hurricane which was not recovered through the Company's insurance policies. Repair work related to the damage caused by Hurricane Georges is substantially complete.

18. VALUATION AND QUALIFYING ACCOUNTS

     The table below summarizes the activity in the valuation account, allowance for possible uncollectible trade accounts receivable and the deferred tax asset valuation allowance for the periods indicated.

                                                   BALANCE,    CHARGES   DEDUCTIONS,   BALANCE,
                                                   BEGINNING     TO      WRITE-OFFS,    END OF
                                                   OF PERIOD   EXPENSE       NET        PERIOD
                                                   ---------   -------   -----------   --------
Trade Accounts Receivable Valuation Account:
  For the year ended December 31, 1998...........   $   830     $ 72       $  (117)    $   785
  For the year ended December 31, 1999...........       785       20            (1)        804
  For the year ended December 31, 2000...........       804      149            --         953

                                                  BALANCE,                EXPIRATIONS,   BALANCE,
                                                  BEGINNING                  OTHER,       END OF
                                                  OF PERIOD   INCREASES       NET         PERIOD
                                                  ---------   ---------   ------------   --------
Deferred Tax Asset Valuation Allowance:
  For the year ended December 31, 1998..........   $30,056      $371        $   790      $31,217
  For the year ended December 31, 1999..........    31,217        --           (846)      30,371
  For the year ended December 31, 2000..........    30,371        --         (5,806)      24,565

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

19. UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following is a summary of the unaudited quarterly results of operations for 1999 and 2000:

                                                             QUARTERS ENDED
                                           ---------------------------------------------------
                                           MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31     TOTAL
                                           ---------   --------   -------------   ------------   --------
1999
Total revenues...........................   $37,415    $42,267       $43,310        $45,351      $168,343
Gross profit.............................     8,815      8,468         6,382          7,013        30,678
Income (loss) before extraordinary
  charge.................................    (1,655)       237           999             26          (393)
Net income (loss) available to common
  shareholders...........................    (1,655)    (4,506)          999             26        (5,136)
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary charge.......        --       0.45          0.13           0.01          0.66
Net income (loss) available to common
  shareholders...........................        --      (0.44)         0.13           0.01         (0.26)
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income before extraordinary charge.......        --       0.30          0.09             --          0.44
Net income (loss) available to common
  shareholders...........................        --      (0.29)         0.09             --         (0.17)
BASIC AND DILUTED EARNINGS (LOSS) PER
  SUBORDINATED SHARE:
Loss before extraordinary charge.........     (0.50)     (0.59)           --             --         (1.04)
Net loss to common shareholders..........     (0.50)     (0.59)           --             --         (1.04)

2000
Total revenues...........................   $42,305    $54,227       $57,542        $56,381      $210,455
Gross profit.............................     4,073      6,090         9,228          9,730        29,121
Net income (loss) available to common
  shareholders...........................    (1,538)       283         3,572          3,777         6,094
BASIC EARNINGS (LOSS) PER COMMON SHARE:       (0.22)      0.04          0.53           0.58          0.90
DILUTED EARNINGS (LOSS) PER COMMON SHARE:     (0.22)      0.03          0.34           0.36          0.57
BASIC AND DILUTED EARNINGS PER
  SUBORDINATED SHARE:                            --         --            --             --            --

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 1999 and 2000 does not equal the total computed for the year. In accordance with SFAS No. 128, 1999 earnings per share amounts have been adjusted to give retroactive effect, as of the beginning of each period of 1999 presented, to the reclassification and issuance of additional class B subordinated shares and class C shares that occurred in connection with the initial public offering of equity (see Note 3).

     The Company's initial public offering of equity and related transactions have affected the comparability of individual quarters (see Note 3).

                          STATIA TERMINALS GROUP N.V.

                        EXPLANATORY STATEMENT AND REPORT
                         ON THE BUSINESS OF THE COMPANY

To the Annual General Meeting of Shareholders:

     Attached hereto and incorporated herein are pages F-1 through F-26, which include, as required by Netherlands Antilles law, as pages F-2 through F-3, the balance sheet and profit and loss account (the "Annual Accounts") of Statia Terminals Group N.V. (the "Company") for the period January 1, 2000, through December 31, 2000. The movable and immovable assets of the Company have been evaluated in accordance with U.S. generally accepted accounting principles.

     For the period ending December 31, 2000, the Company had net income of U.S. $6,094,000, as more fully explained in the attached Annual Accounts.

     This statement may be executed in one or more counterparts and shall become effective when all Directors of the Company have signed a counterpart hereof.

                                          /s/ JOHN K. CASTLE
                                          --------------------------------------
                                          John K. Castle

                                          /s/ DAVID B. PITTAWAY
                                          --------------------------------------
                                          David B. Pittaway

                                          /s/ JUSTIN B. WENDER
                                          --------------------------------------
                                          Justin B. Wender

                                          /s/ JAMES G. CAMERON
                                          --------------------------------------
                                          James G. Cameron

                                          /s/ FRANCIS JUNGERS
                                          --------------------------------------
                                          Francis Jungers

                                          /s/ ADMIRAL JAMES L. HOLLOWAY III
                                          --------------------------------------
                                          Admiral James L. Holloway III

                                          /s/ JONATHAN R. SPICEHANDLER, M.D.
                                          --------------------------------------
                                          Jonathan R. Spicehandler, M.D.

                                          /s/ ERNEST VOGES
                                          --------------------------------------
                                          Ernest Voges

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Statia Terminals Group N.V.

                                          By: /s/ JAMES G. CAMERON
                                            ------------------------------------
                                            James G. Cameron
                                            Director
                                            March 9, 2001

                                          By: /s/ JAMES F. BRENNER
                                            ------------------------------------
                                            James F. Brenner
                                            Vice President and Treasurer
                                            March 9, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          By: /s/ JOHN K. CASTLE
                                            ------------------------------------
                                            John K. Castle
                                            Director
                                            March 9, 2001

                                          By: /s/ DAVID B. PITTAWAY
                                            ------------------------------------
                                            David B. Pittaway
                                            Director
                                            March 9, 2001

                                          By: /s/ JUSTIN B. WENDER
                                            ------------------------------------
                                            Justin B. Wender
                                            Director
                                            March 9, 2001

                                          By: /s/ JAMES G. CAMERON
                                            ------------------------------------
                                            James G. Cameron
                                            Director
                                            (As Principal Executive Officer)
                                            March 9, 2001

                                          By: /s/ FRANCIS JUNGERS
                                            ------------------------------------
                                            Francis Jungers
                                            Director
                                            March 9, 2001

                                          By:   /s/ ADMIRAL JAMES L. HOLLOWAY
                                                            III
                                              ----------------------------------
                                            Admiral James L. Holloway III
                                            Director
                                            March 9, 2001

                                          By:
                                            ------------------------------------
                                            Jonathan R. Spicehandler, M.D.
                                            Director
                                            March 9, 2001

                                          By: /s/ ERNEST VOGES
                                            ------------------------------------
                                            Ernest Voges
                                            Director
                                            March 9, 2001

                                          By: /s/ JAMES F. BRENNER
                                            ------------------------------------
                                            James F. Brenner
                                            Vice President and Treasurer
                                            March 9, 2001
                                            (As Principal Financial Officer and
                                            Principal Accounting Officer)
                                            March 9, 2001

                                 EXHIBITS INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1       --  Articles of Incorporation Statia Terminals Group
               N.V.*********
 4.1       --  Indenture, dated as of November 27, 1996, among Statia
               Terminals International N.V., Statia Terminals Canada,
               Incorporated, as Issuers, and Statia Terminals Corporation
               N.V., Statia Terminals Delaware, Inc., Statia Terminals,
               Inc., Statia Terminals N.V., Statia Delaware Holdco II,
               Inc., Saba Trustcompany N.V., Bicen Development Corporation
               N.V., Statia Terminals Southwest, Inc., W.P. Company, Inc.,
               Seven Seas Steamship Company, Inc., Seven Seas Steamship
               Company (Sint Eustatius) N.V., Point Tupper Marine Services
               Limited, Statia Laboratory Services N.V., Statia Tugs N.V.
               (collectively, the "Subsidiary Guarantors") and Marine
               Midland Bank.**
 4.1a      --  First Amendment, dated as of August 14, 1997, to the
               Indenture, dated as of November 27, 1996, among Statia
               Terminals International N.V., a Netherlands Antilles
               corporation, Statia Terminals Canada, Incorporated, a
               corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland
               Bank.******
 4.1b      --  Second Amendment, dated as of February 25, 1998, to the
               Indenture, dated as of November 27, 1996, among Statia
               Terminals International N.V., a Netherlands Antilles
               corporation, Statia Terminals Canada, Incorporated, a
               corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland
               Bank.****
 4.1c      --  Third Amendment, dated as of July 29, 1998, to the
               Indenture, dated as of November 27, 1996, among Statia
               Terminals International N.V., a Netherlands Antilles
               corporation, Statia Terminals Canada, Incorporated, a
               corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland
               Bank.*
 4.1d      --  Fourth Amendment of Indenture and Consent Under Securities
               Pledge Agreement, dated April 26, 1999.*******
 4.2       --  Form of Guarantee of shares issued pursuant to the Indenture
               (included in Exhibit 4.1 hereto).**
 4.3       --  Guarantee issued pursuant to the Indenture, dated as of June
               28, 1999, made by Statia Terminals Antilles N.V.********
 4.4       --  Share Pledge Agreement, dated as of November 27, 1996, by and between Statia Terminals International N.V. and Marine
               Midland Bank.**
 4.5       --  Amendment, dated as of December 18, 1998, by and among
               Statia Terminals Delaware N.V., Marine Midland Bank and
               Statia Terminals Delaware Inc. to Share Pledge Agreement,
               dated as of November 27, 1996 by and between Statia
               Terminals International N.V. and Marine Midland Bank.*
 4.6       --  Share Pledge Agreement, dated as of November 27, 1996, by and between Statia Terminals N.V. and Marine Midland Bank.**
 4.7       --  Share Pledge Agreement, dated as of November 27, 1996, by and between Statia Terminals Corporation N.V. and Marine
               Midland Bank.**
 4.8       --  Share Pledge Agreement, dated as of November 27, 1996, by and between Seven Seas Steamship Company, Inc. and Marine
               Midland Bank.**
 4.9       --  Share Pledge Agreement, dated as of June 28, 1999, by and among Statia Terminals Antilles N.V., Statia Terminals
               Delaware, Inc. and HSBC Bank USA (formerly known as Marine
               Midland Bank).********
 4.10      --  Amendment to Share Pledge Agreement, dated as of June 28,
               1999, by and between Statia Terminals International N.V. and
               HSBC Bank USA (formerly known as Marine Midland
               Bank).********

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 4.11      --  Fiduciary Transfer of Tangible Assets Agreement, dated as of
               November 27, 1996, by and between Statia Terminals N.V.,
               Saba Trustcompany N.V., Bicen Development Corporation N.V.,
               Statia Laboratory Services N.V., Statia Tugs N.V., Seven
               Seas Steamship Company (Sint Eustatius) N.V. and Marine
               Midland Bank.**
 4.12      --  Fiduciary Assignment of Intangible Assets Agreement, dated as of November 27, 1996, by and between Statia Terminals
               International N.V., Statia Terminals Corporation N.V.,
               Statia Terminals N.V., Saba Trustcompany N.V., Bicen
               Development Corporation N.V., Statia Laboratory Services
               N.V., Seven Seas Steamship Company (Sint Eustatius) N.V.,
               Statia Tugs N.V. and Marine Midland Bank.**
 4.13      --  Deed of Mortgage, dated as of November 27, 1996, by and among Statia Terminals N.V., Statia Laboratory Services
               N.V., Saba Trustcompany N.V. and Bicen Development
               Corporation N.V. as mortgagors and Marine Midland Bank as
               mortgagee.**
 4.14      --  Fixed and Floating Charge Debenture, made as of November 27,
               1996, between Statia Terminals Canada, Incorporated and
               Marine Midland Bank.**
 4.15      --  Debenture Delivery Agreement, dated as of November 27, 1996, between Statia Terminals Canada, Incorporated and Marine
               Midland Bank.**
 4.16      --  Shares Pledge Agreement, made as of November 27, 1996, between Statia Terminals Canada, Incorporated and Marine
               Midland Bank.**
 4.17      --  Shares Pledge Agreement, dated as of November 27, 1996, between Statia Terminals Corporation N.V. and Marine Midland
               Bank.**
 4.18      --  Debt Allocation Agreement, dated as of November 27, 1996, between Statia Terminals International N.V. and Statia
               Terminals Canada, Incorporated.**
 4.19      --  United States Shares Pledge and Security Agreement, dated as of November 27, 1996, by and among Statia Terminals
               International N.V., Statia Delaware Holdco II, Statia
               Terminals Delaware, Inc., Statia Terminals, Inc., W.P.
               Company, Inc. and Marine Midland Bank.**
 4.20      --  Form of Registration Rights Agreement between Statia
               Terminals Group N.V. and Statia Terminal Holdings N.V.*
 4.21      --  Guaranty executed by Statia Terminals Group N.V. in favor of
               Transamerica Equipment Financial Services Corporation, dated as of December 20, 2000.
 4.22      --  Loan Agreement by and between Statia Marine, Inc. and
               Transamerica Equipment Financial Services Corporation, dated as of December 20, 2000.
 4.23      --  Promissory Note executed by Statia Marine, Inc. in favor of
               Transamerica Equipment Financial Services Corporation, dated as of December 20, 2000.
 4.24      --  First Preferred Ship Mortgage executed by Statia Marine,
               Inc. in favor of Transamerica Equipment Financial Services
               Corporation, dated as of December 20, 2000.
10.1       --  Marine Fuel Agreement, dated as of May 6, 1993 ("Marine Fuel
               Agreement").**
10.2       --  Amendment, dated as of January 1, 1996 to (i) the Storage and Throughput Agreement, dated as of May 6, 1993 ("Storage and Throughput Agreement") and (ii) the Marine Fuel
               Agreement.**
10.3       --  Extension to Marine Fuel Agreement, dated as of December 27,
               1996.**
10.3a      --  Amendment, dated as of December 27, 1996 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel
               Agreement.****
10.3b      --  Amendment, dated as of December 28, 1997 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel
               Agreement.****
10.3c      --  Amendment, dated February 26, 1999 to (i) the Storage and
               Throughput Agreement and (ii) the Marine Fuel Agreement.*

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.3d      --  Amendment, dated June 28, 2000 to (i) the Storage and
               Throughput Agreement and (ii) the Marine Fuel Agreement.
10.4       --  Storage and Throughput Agreement, dated as of August 20,
               1993.**
10.4a      --  Amendment, dated as of October 1999 to the Storage and
               Throughput Agreement.**********
10.4b      --  Amendment, dated as of January 10, 2001 to the Storage and
               Throughput Agreement.
10.5       --  Storage and Throughput Agreement, dated as of August 1,
               1994.**
10.5a      --  Letter of extension, dated as of March 23, 1999 to the
               Storage and Throughput Agreement.*****
10.5b      --  Amendment, dated as of December 20, 2000 to the Storage and
               Throughput Agreement.
10.6       --  Amended and restated Employment Agreement, effective April
               28, 1999, between Statia Terminals Group N.V., Statia
               Terminals, Inc. and James G. Cameron.*******
10.7       --  Amended and restated Employment Agreement, effective April
               28, 1999, between Statia Terminals Group N.V., Statia
               Terminals, Inc. and Thomas M. Thompson, Jr.*******
10.8       --  Amended and restated Employment Agreement, effective April
               28, 1999, between Statia Terminals Group N.V., Statia
               Terminals, Inc. and Robert R. Russo.*******
10.9       --  Amended and restated Employment Agreement, effective April
               28, 1999, between Statia Terminals Group N.V., Statia
               Terminals, Inc. and John D. Franklin.*******
10.10      --  Amended and restated Employment Agreement, effective April
               28, 1999, between Statia Terminals Group N.V., Statia
               Terminals, Inc. and James F. Brenner.*******
10.11      --  Amended and restated Employment Agreement, effective April
               28, 1999, between Statia Terminals Group N.V., Statia
               Terminals, Inc. and Jack R. Pine.*******
10.12      --  Loan and Share Agreement, dated as of November 27, 1996 between Congress Financial Corporation (Florida) and Statia
               Terminals N.V.**
10.13      --  Loan Agreement, dated as of November 27, 1996, by and among
               Congress Financial Corporation (Canada), Statia Terminals
               Canada, Incorporated and Point Tupper Marine Services
               Limited.**
10.15      --  Form of 1999 Share Option Plan.*
21.1       --  Subsidiaries of the Registrant.

---------------

         * Incorporated by reference to our Registration Statement on Form S-1, dated February 12, 1999, and amendments thereto filed with the U.S. Securities and Exchange Commission
            (Registration Statement No. 333-72317), which became effective on April 26, 1999.
        ** Incorporated by reference to the Registration Statement of Statia Terminals International N.V. and Statia Terminals
            Canada, Incorporated on Form S-4, dated December 20, 1996, and amendments thereto filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333-18455), which became effective on February 14, 1997.
       *** Incorporated by reference to the December 31, 1996 Form 10-K of Statia Terminals International N.V. and Statia Terminals
            Canada, Incorporated, dated May 13, 1997.
      **** Incorporated by reference to the December 31, 1997 Form 10-K of Statia Terminals International N.V. and Statia Terminals
            Canada, Incorporated, dated March 31, 1998.
     *****  Incorporated by reference to the December 31, 1998 10-K of
            Statia Terminals International N.V. and Statia Terminals
            Canada, Incorporated, dated March 31, 1999.
    ******  Incorporated by reference to the September 30, 1997 Form
            10-Q of Statia Terminals International N.V. and Statia
            Terminals Canada, Incorporated, dated November 14, 1997.
   ******* Incorporated by reference to our March 31, 1999 Form 10-Q, dated May 13, 1999.
  ******** Incorporated by reference to our June 30, 1999 Form 10-Q, dated August 12, 1999.
 *********  Incorporated by reference to our September 30, 1999 Form
            10-Q, dated November 15, 1999.
**********  Incorporated by reference to our December 31, 1999 Form
            10-K, dated March 17, 2000.