Form 10-Q
period 2001-03-31
STATIA TERMINALS GROUP NV
filed 2001-05-15
CIK 1078029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 11, 2001, 6,013,253 class A common shares of the registrant were outstanding.

                           STATIA TERMINALS GROUP N.V.

                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Condensed Balance Sheets                          1
             Consolidated Condensed Statements of Operations                2
             Consolidated Condensed Statements of Cash Flows                3
             Notes to Consolidated Condensed Financial Statements           4
Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk        15

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16
Item 2.  Changes in Securities and Use of Proceeds                         16
Item 3.  Defaults Upon Senior Securities                                   16
Item 4.  Submission of Matters to a Vote of Security Holders               16
Item 5.  Other Information                                                 17
Item 6.  Exhibits and Reports on Form 8-K                                  17

         THIS QUARTERLY REPORT ON FORM 10-Q (THIS "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, AND 3 OF PART I HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND OTHER PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, INABILITY TO MAINTAIN OUR TAX STATUS, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE LOSS OF A MAJOR VENDOR OR SUPPLIER OF PETROLEUM PRODUCTS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, CHANGES TO OUR CONTRACT LABOR ARRANGEMENTS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, AND OTHER MATTERS INCLUDED IN THIS REPORT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

         FREQUENTLY IN THIS REPORT, ESPECIALLY WHEN DISCUSSING OUR OPERATIONS, WE REFER TO OURSELVES, STATIA TERMINALS GROUP N.V. AND OUR SUBSIDIARIES, AS "WE" OR "US".

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                     DECEMBER 31,           MARCH 31,
                                                                                         2000                 2001
                                                                                    ----------------     ----------------
                                                                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                          $    17,472          $   19,352
   Accounts receivable-
     Trade, net                                                                            13,482              14,228
     Other                                                                                  1,156                 439
   Inventory, net                                                                           1,552               3,378
   Prepaid expenses                                                                         1,591                 754
                                                                                    ----------------     ----------------

           Total current assets                                                            35,253              38,151

PROPERTY AND EQUIPMENT, net                                                               202,061             201,108

OTHER NONCURRENT ASSETS, net                                                                3,424               3,368
                                                                                    ----------------     ----------------

           Total assets                                                               $   240,738          $  242,627
                                                                                    ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $    12,145          $   13,137
   Accrued interest payable                                                                 1,535               4,532
   Other accrued expenses                                                                   9,739               8,395
   Current maturities of long-term debt                                                     1,069               1,167
                                                                                    ----------------     ----------------

           Total current liabilities                                                       24,488              27,231

DISTRIBUTIONS PAYABLE                                                                       2,913               2,913
LONG-TERM DEBT                                                                            106,931             106,639
                                                                                    ----------------     ----------------

           Total liabilities                                                              134,332             136,783
                                                                                    ----------------     ----------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Class A common shares                                                                       76                  76
   Class B subordinated shares                                                                 38                  38
   Class C shares                                                                              --                  --
   Additional paid-in capital                                                             129,834             129,834
   Notes receivable from shareholders                                                      (1,448)             (1,448)
   Accumulated deficit                                                                    (13,509)            (11,564)
   Class A common shares in treasury                                                       (8,585)            (11,092)
                                                                                    ----------------     ----------------
           Total shareholders' equity                                                     106,406             105,844
                                                                                    ----------------     ----------------

           Total liabilities and shareholders' equity                                 $   240,738          $  242,627
                                                                                    ================     ================


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ---------------------------------
                                                                                      2000              2001
                                                                                  -------------    ----------------
REVENUES:
   Terminaling services                                                             $  12,430        $  18,136
   Product sales                                                                       29,875           32,077
                                                                                  -------------    ----------------
       Total revenues                                                                  42,305           50,213
                                                                                  -------------    ----------------

COSTS OF REVENUES:
   Terminaling services                                                                10,115           10,858
   Product sales                                                                       28,117           29,808
                                                                                  -------------    ----------------
       Total costs of revenues                                                         38,232           40,666
                                                                                  -------------    ----------------

   Gross profit                                                                         4,073            9,547

ADMINISTRATIVE EXPENSES                                                                 2,260            2,740
                                                                                  -------------    ----------------

       Operating income                                                                 1,813            6,807

INTEREST EXPENSE                                                                        3,168            3,382

INTEREST INCOME                                                                            81              239
                                                                                  -------------    ----------------

       Income (loss) before provision for income taxes                                 (1,274)           3,664

PROVISION FOR INCOME TAXES                                                                264              481
                                                                                  -------------    ----------------

        Net income (loss)                                                           $  (1,538)       $   3,183
                                                                                  =============    ================

BASIC EARNINGS (LOSS) PER COMMON SHARE                                              $   (0.22)       $    0.52
                                                                                  =============    ================

DILUTED EARNINGS (LOSS) PER COMMON SHARE                                            $   (0.22)       $    0.32
                                                                                  =============    ================

BASIC AND DILUTED EARNINGS (LOSS) PER SUBORDINATED SHARE                            $      --        $      --
                                                                                  =============    ================


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ------------------------------
                                                                                     2000             2001
                                                                                 ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $ (1,538)        $  3,183
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                    3,704            3,132
     Provision for possible bad debts                                                    --               25
   Changes in operating assets and liabilities:
     Accounts receivable - trade                                                       (275)            (771)
     Accounts receivable - other                                                       (411)             717
     Inventory                                                                          416           (1,826)
     Prepaid expenses                                                                   668              837
     Other noncurrent assets                                                             37              (14)
     Accounts payable                                                                   289              992
     Accrued interest payable and other accrued expenses                              2,042            1,653
                                                                                 -------------    -------------
       Net cash provided by operating activities                                      4,932            7,928
                                                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (2,759)          (2,009)
   Investment in joint venture                                                           --             (100)
                                                                                 -------------    -------------
       Net cash used in investing activities                                         (2,759)          (2,109)
                                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of class A common share distribution                                      (1,077)          (1,238)
   Purchase of class A common shares as treasury stock                               (1,824)          (2,507)
   Repayment of loan principal                                                           --             (194)
                                                                                 -------------    -------------
       Net cash used in financing activities                                         (2,901)          (3,939)
                                                                                 -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (728)           1,880

CASH AND CASH EQUIVALENTS, at beginning of period                                     5,658           17,472
                                                                                 -------------    -------------
CASH AND CASH EQUIVALENTS, at end of period                                        $  4,930         $ 19,352
                                                                                 =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                      $     94         $    105
                                                                                 =============    =============
   Cash paid for interest                                                          $     31         $    215
                                                                                 =============    =============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated condensed financial statements of Statia Terminals Group N.V. ("Group") and Subsidiaries (together with Group, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2000 and 2001. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Form 10-K.

         For all periods presented herein, there were no differences between net income (loss) and comprehensive income (loss).

2. SEGMENT INFORMATION

         The Company is organized around several different factors, the two most significant of which are services and products, and geographic location. The Company's primary services are terminaling services (resulting in revenues from storage, throughput, dock usage, emergency response, and other terminal services) and product sales (including bunker fuels and bulk oil sales).

         The primary measures of profit and loss utilized by the Company's management to make decisions about resources to be allocated to each segment are earnings before interest expense, income taxes, depreciation, amortization, and certain non-recurring income and expenses ("Adjusted EBITDA") and earnings before interest expense, income taxes, and certain non-recurring income and expenses ("Adjusted EBIT").

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


2. SEGMENT INFORMATION - (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  ---------------------------------
                                                                       2000              2001
                                                                  ---------------    --------------
               ADJUSTED EBITDA:
                      Terminaling services                           $    3,640         $    8,071
                      Product sales                                       1,788              1,937
                                                                  ---------------    --------------
                                Total                                $    5,428         $   10,008
                                                                  ===============    ==============

               DEPRECIATION AND AMORTIZATION
                   EXPENSE:

                      Terminaling services                           $    3,445         $    2,950
                      Product sales                                         259                182
                                                                  ---------------    --------------
                                Total                                $    3,704         $    3,132
                                                                  ===============    ==============

               ADJUSTED EBIT:
                      Terminaling services                           $      195         $    5,121
                      Product sales                                       1,529              1,755
                                                                  ---------------    --------------
                                Total                                $    1,724         $    6,876
                                                                  ===============    ==============


         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for income taxes is as follows:


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  ---------------------------------
                                                                       2000              2001
                                                                  ---------------    --------------

               Adjusted EBIT                                         $  1,724           $  6,876
               Interest expense excluding debt cost
                   amortization expense                                (2,998)            (3,212)
                                                                  ---------------    --------------

               Income (loss) before provision for income taxes       $ (1,274)          $  3,664
                                                                  ===============    ==============

3. EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share are computed based upon the "Participating Securities and Two-Class Common Stock" methodology as required by Statement of Financial Accounting Standards ("SFAS") No. 128. Under this methodology, all of the earnings and losses will be allocated to the class A common shares until such time as the book value equity of the Company divided by the outstanding class A common shares exceeds $20 per share. All earnings and losses for the periods presented herein have been allocated to the class A common shareholders.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                                   (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


         Basic earnings (loss) per share is computed by dividing the earnings and losses allocated to each class of equity by the weighted average number of shares outstanding for each class during the period. Diluted earnings (loss) per share is computed the same as basic earnings (loss) per share except the denominator is adjusted for the effect of class A common share and class B subordinated share equivalents outstanding. Class A common share equivalents include, where appropriate, the assumed exercise of outstanding stock options and the conversion of the class B subordinated shares. For all periods presented herein there were no class B subordinated share equivalents outstanding.

         The following additional information is presented with respect to the Company's earnings (loss) per share amounts:

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     ---------------------------------
                                                                          2000              2001
                                                                     ---------------    --------------
               EARNINGS (LOSS) PER COMMON SHARE:

               Earnings and losses allocated to class A common
                 shares:
                       Net income (loss)                             $    (1,538)       $     3,183
                                                                     ===============    ==============

                Weighted average class A common shares outstanding     7,108,500          6,138,347
                Dilutive effect of weighted average class B
                  subordinated shares outstanding                             --          3,800,000
                Dilutive effect of weighted average stock options
                  outstanding                                                 --             96,433
                                                                     ---------------    --------------
                Diluted common shares outstanding                      7,108,500         10,034,780
                                                                     ===============    ==============

                EARNINGS (LOSS) PER SUBORDINATED SHARE:

                Earnings and losses allocated to class B
                  subordinated shares:
                       Net income (loss)                             $        --        $        --
                                                                     ===============    ==============

                Weighted average class B subordinated shares
                  outstanding                                          3,800,000          3,800,000
                                                                     ===============    ==============

4. REPLACEMENT OF SINGLE POINT MOORING SYSTEM HOSES

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals Group N.V. and Subsidiaries (the "Company") as of March 31, 2001, and for the three month periods ended March 31, 2000 and 2001, included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 2000.

OVERVIEW OF OPERATIONS

         A majority of our revenues are generated by product sales, which fluctuate with global oil prices. As a result, we experience volatility in our revenue stream, which is not necessarily indicative of our profitability. Vessels call at our facilities to load and/or discharge cargo and/or to take on bunker fuel. We earn higher port charges, which consist of dock charges, emergency response fees, and other terminal charges, when a vessel calls to load and/or discharge cargo than we earn when a vessel calls only to take on bunker fuel.

         Gross profit from terminaling services is generally higher than gross profit from product sales. Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in storage capacity leased. In addition, our operating costs are impacted by inflationary cost increases, changes in storage capacity, and changes in ancillary services offered by us. Additions or reductions in storage, throughput, port charges, and ancillary service revenues directly impact our gross profit. Costs for the procurement of petroleum products for sale are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold, and volumes delivered.

         The following table sets forth, for the periods indicated, total capacity, capacity leased, throughput, and vessel calls for each of our operating locations. "Total capacity" represents the average storage capacity available for lease for a period. "Capacity leased" represents the storage capacity leased to third parties weighted for the number of days leased in the month divided by the capacity available for lease. "Throughput" volume is the total number of inbound barrels discharged from a vessel, rail car, or tanker truck, and generally does not include across-the-dock or tank-to-tank transfers. A "vessel call" occurs when a vessel docks or anchors at one of our terminal locations in order to load and/or discharge cargo and/or to take on bunker fuel. Such dockage or anchorage is counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurs when we sell and deliver bunker fuel to a vessel not calling at our terminals for the above purposes. Each of these statistics is a measure of the utilization of our facilities and equipment.

       CAPACITY, CAPACITY LEASED, THROUGHPUT AND VESSEL CALLS BY LOCATION
             (TOTAL CAPACITY AND THROUGHPUT IN THOUSANDS OF BARRELS)

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                ---------------------------------
                                                                    2000               2001
                                                                --------------     --------------
                Netherlands Antilles and the Caribbean
                  Total capacity                                   11,334             11,334
                  Capacity leased                                     76%                96%
                  Throughput                                       12,280             22,927
                  Total vessel calls                                  216                228

                Canada
                  Total capacity                                    7,501              7,501
                  Capacity leased                                     59%                81%
                  Throughput                                        8,937             19,683
                  Total vessel calls                                   21                 42

                All locations
                  Total capacity                                   18,835             18,835
                  Capacity leased                                     69%                90%
                  Throughput                                       21,217             42,610
                  Total vessel calls                                  237                270


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed statements of operations.

                              RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------------------
                                                                         2000                   2001
                                                                ---------------------  --------------------
                                                                              % OF                   % OF
                                                                  DOLLARS   REVENUES     DOLLARS   REVENUES
                                                                ---------   --------    --------   --------
Revenues:
    Terminaling services                                        $  12,430       29.4%   $ 18,136     36.1%
    Product sales                                                  29,875       70.6      32,077     63.9
                                                                ---------    -------    --------    -----
        Total revenues                                             42,305      100.0      50,213    100.0
                                                                ---------    -------    --------    -----
 Costs of revenues:
    Terminaling services                                           10,115       23.9      10,858     21.6
    Product sales                                                  28,117       66.5      29,808     59.4
                                                                ---------    -------    --------    -----
        Total costs of revenues                                    38,232       90.4      40,666     81.0
                                                                ---------    -------    --------    -----
Gross profit:
    Terminaling services                                            2,315        5.5       7,278     14.5
    Product sales                                                   1,758        4.1       2,269      4.5
                                                                ---------    -------    --------    -----
        Total gross profit                                          4,073        9.6       9,547     19.0
Administrative expenses                                             2,260        5.3       2,740      5.5
                                                                ---------    -------    --------    -----
    Operating income                                                1,813        4.3       6,807     13.5
Interest expense                                                    3,168        7.5       3,382      6.7
Interest income                                                        81        0.2         239      0.5
                                                                ---------    -------    --------    -----
Income (loss) before provision for income taxes                    (1,274)      (3.0)      3,664      7.3
Provision for income taxes                                            264        0.6         481      1.0
                                                                ---------    -------    --------    -----
    Net income (loss)                                           $  (1,538)      (3.6)%  $  3,183      6.3%
                                                                =========    =======    ========    ======

         The following tables set forth, for the periods indicated, (a) the total revenues and total operating income, after allocation of administrative expenses and elimination of certain intercompany transactions, at each of our operating locations and (b) the percentage of such revenues and operating income relative to our total revenues and operating income.

                              REVENUES BY LOCATION
                             (DOLLARS IN THOUSANDS)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------------------
                                                                       2000                     2001
                                                              -----------------------  -----------------------
                                                                              % OF                    % OF
                                                                DOLLARS       TOTAL      DOLLARS      TOTAL

Netherlands Antilles and the Caribbean                          $ 38,876       91.9%   $   44,257      88.1%
Canada                                                             3,429        8.1         5,956      11.9
                                                              ----------     ------    ----------     -----

    Total                                                       $ 42,305      100.0%   $   50,213     100.0%
                                                                ========     ======    ==========     ======


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)



                          OPERATING INCOME BY LOCATION
                             (DOLLARS IN THOUSANDS)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------------------
                                                                        2000                    2001
                                                              ----------------------  ------------------------
                                                                             % OF                      % OF
                                                                DOLLARS      TOTAL       DOLLARS       TOTAL
                                                              -----------    ------     ---------     --------

Netherlands Antilles and the Caribbean                         $    1,632      90.0%    $   5,053       74.2%
Canada                                                                181      10.0         1,754       25.8
                                                               ----------     -----     ---------      -----

    Total                                                      $    1,813     100.0%    $   6,807      100.0%
                                                               ==========     =====     =========      =====

THREE MONTHS ENDED MARCH 31, 2001, VERSUS THE SAME PERIOD OF 2000

REVENUES

         Total revenues for the three months ended March 31, 2001, were $50.2 million, compared to $42.3 million for the same period of 2000, representing an increase of $7.9 million or 18.7%. As discussed further below, the increase in total revenues is primarily due to increased revenues from terminaling services.

         Revenues from terminaling services (consisting of revenues from storage, throughput, dock usage, emergency response, and other terminal services) for the three months ended March 31, 2001, were $18.1 million, compared to $12.4 million for the same period of 2000, representing an increase of $5.7 million, or 45.9%. The increase in terminaling services revenues for the three months ended March 31, 2001, compared to the same period in 2000, was primarily the result of improved leasing of our available capacity and at higher average lease rates, additional barrels of throughput, and higher vessel calls.

         For the three months ended March 31, 2001, approximately 60.0% of our total storage capacity was leased pursuant to long-term contracts at our St. Eustatius and Point Tupper locations together. Approximately 56.0% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts during the same period.

         Revenues from terminaling services at St. Eustatius increased approximately $3.2 million or 35.2% during the three months ended March 31, 2001, as compared to the same period of 2000. The increase in revenues from terminaling services was due primarily to increased cargo vessel calls and a higher percentage of storage capacity leased. Twenty-six additional cargo vessels called at the St. Eustatius facility during the three months ended March 31, 2001, than during the same period of 2000, resulting in higher revenues from port charges. For the three months ended March 31, 2001, the overall percentage of capacity leased at St. Eustatius was 96% as compared to 76% for the same period of 2000, reflecting an increase in the percentage of capacity leased for fuel oil storage. The increase in the percentage of capacity leased for fuel oil storage was primarily the result of new short-term product storage contracts. During the second quarter of 2001, certain short-term product storage contracts at St. Eustatius have not been renewed.

         Revenues from terminaling services at Point Tupper increased approximately $2.5 million or 73.7% during the three months ended March 31, 2001, as compared to the same period of 2000. The increase in revenues from terminaling services was due primarily to a higher percentage of tank capacity leased resulting from new short-term storage contracts and from increased throughput of crude oil. The percentage of tank capacity leased at Point Tupper was 81% for the three months ended March 31, 2001 as compared to 59% for the same period of 2000. Twenty-one additional cargo vessels called during the three months ended March 31, 2001, as compared to the same period of 2000, which led to higher revenues from port charges at this facility. During the second quarter of 2001, certain short-term storage contracts at Point Tupper have not been renewed.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         Revenues from product sales were $32.1 million for the three months ended March 31, 2001, compared to $29.9 million for the same period of 2000, an increase of $2.2 million or 7.4%. The increase was due to increases in volumes delivered partially offset by lower average selling prices. Average selling prices decreased 1.9% when comparing the three months ended March 31, 2001, with the same period of 2000. Metric tons of bunkers and bulk product delivered increased 12.7% during the three months ended March 31, 2001, as compared to the same period of 2000. We have recently experienced an increase in competition for bulk product sales in the Caribbean, which has caused a decrease in revenues and gross profits from these sales.

GROSS PROFIT

         Gross profit for the three months ended March 31, 2001, was $9.5 million compared to $4.1 million for the same period of 2000, representing an increase of $5.4 million or 134.4%. The increase in gross profit for the three months ended March 31, 2001, was primarily the result of the increased revenues from terminaling services discussed above. Additionally, during the three months ended March 31, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge to depreciation expense of $0.8 million during the first quarter of 2000 which is included in costs of terminaling services revenues.

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.7 million for the three months ended March 31, 2001, as compared to $2.3 million for the same period of 2000, representing an increase of $0.4 million or 21.2%. The increase during the three months ended March 31, 2001, as compared to the same period of 2000, was primarily the result of higher personnel costs and depreciation.

INTEREST EXPENSE

         During the three months ended March 31, 2001, we incurred $3.4 million of debt service costs compared to $3.2 million for the same period of 2000, representing an increase of $0.2 million or 6.8%. The increase during the three months ended March 31, 2001, as compared to the same period of 2000, was primarily due to approximately $0.19 million of interest on the M/V STATIA RESPONDER borrowing, which is discussed further below. Debt service costs include interest accrued on our long-term debt, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and bank charges.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $0.5 million for the three months ended March 31, 2001, as compared to $0.3 million for the same period of 2000. The provision for income taxes was increased, as compared to the previous period, in contemplation of potential additional income tax assessments from jurisdictions in which we operate offset by the effect of certain tax benefits.

NET INCOME (LOSS)

         The Company produced net income of $3.2 million for the three months ended March 31, 2001, as compared to net loss of $1.5 million for the same period of 2000, representing an improvement of $4.7 million. This improvement was primarily attributable to the increased gross profit discussed above.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


SELECTED PROJECTED FINANCIAL INFORMATION

         We are now projecting that Adjusted EBITDA for the year ending December 31, 2001, will range between $30.0 million and $36.0 million; corresponding to diluted earnings per class A common share between $0.37 and $0.96. The second quarter of 2001 is presently anticipated to be lower than the first quarter of 2001, with Adjusted EBITDA falling between $7.5 million and $9.5 million. The third quarter 2001 and full year 2001 results will be dictated by numerous market factors, including the general direction of world economies, the direction OPEC chooses for the production of crude, the relationship of natural gas prices to fuel oil, weather conditions, and many other factors.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $7.9 million and $4.9 million for the three months ended March 31, 2001 and 2000, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges, and changes in various working capital accounts.

         We periodically purchase refined petroleum products for resale as product sales, and our inventory balances change based on these activities. At March 31, 2001, we had an inventory balance of $3.4 million compared to $1.6 million at December 31, 2000.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities, consisting primarily of purchases of property and equipment, was $2.1 million and $2.8 million for the three months ended March 31, 2001 and 2000, respectively. See the table below entitled "Summary of Capital Expenditures by Type." During the three months ended September 30, 2000, we acquired an interest for $0.5 million in a joint venture which holds an investment in a company providing on-line trading of certain petroleum products. During the three months ended March 31, 2001, we invested an additional $0.1 million in the joint venture.

CASH FLOW FROM FINANCING ACTIVITIES

         As more fully discussed in the Form 10-K, under our articles of incorporation we are required to distribute to our shareholders all of our "available cash" (as defined therein) generated from operations. "Available cash" as defined generally includes cash from various sources after deducting such reserves as our board of directors may deem necessary or appropriate to provide for the proper conduct of our business, including future capital expenditures, anticipated operational needs, and to comply with debt obligations.

         On April 18, 2001, our board of directors declared a distribution of $0.45 per share on the class A common shares payable on May 15, 2001, to shareholders of record on April 30, 2001. Since the distribution is at the target quarterly distribution rate stated in our articles of incorporation, the aggregate class A common share arrearage will remain unchanged at $1.60 per share. On February 14, 2001, we paid $1.2 million to holders of our class A common shares, representing a distribution of $0.20 per share.

         As of March 31, 2001, and May 11, 2001, we had acquired 1,586,747 class A common shares, at an aggregate cost of $11.1 million. As conditions warrant, we intend to continue periodic open market purchases of our class A common shares under our stock purchase program.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         In March 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred from one of our existing subsidiaries to a newly created subsidiary. In December 2000, this newly created subsidiary borrowed $7.0 million from an equipment financing company utilizing the vessel as collateral. The loan requires monthly payments of principal and interest over six years. Interest accrues at three month London InterBank Offered Rates plus 3.2% (7.27% at May 11, 2001) and adjusts each month. The proceeds from the borrowing are available for general corporate purposes, which may include capital expenditures, financing of various business development projects, funding of our stock purchase program, and other business purposes. The loan is subject to certain financial covenants, the most restrictive of which include, but are not limited to, the following: (i) a debt service coverage ratio of at least 1.50 to 1, (ii) the maintenance of $70.0 million of net worth, and (iii) the maintenance of specified insurance coverage limits on the collateral. We are in compliance with the financial covenants of the loan. During the three months ended March 31, 2001, we repaid $0.2 million of the loan principal.

         On January 24, 2001, options on 235,500 shares of class A common shares were granted to certain of our employees and non-employee directors at an exercise price of $8.094 per share, representing the fair market value of the class A common shares on the date of grant. These options were granted pursuant to our 1999 share option plan and generally vest in proportion to the conversion of our class B subordinated shares to class A common shares over the subordination period, as defined in our articles of incorporation. As of May 11, 2001, options on 684,000 shares of class A common shares remained available for grant under our existing stock option plan.

         As of May 11, 2001, no event of default existed and was continuing. The consolidated fixed charge coverage ratio as defined in the indenture was at least 2.0 to 1 at March 31, 2001. Additionally, at March 31, 2001, the sum of Statia Terminals International's dividends, restricted payments, aggregate consolidated net income (deficit) and capital stock proceeds was approximately $16.9 million. Therefore, we are not currently negatively impacted by the indenture covenants.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory, which renews annually under the original terms of the agreement unless otherwise canceled by either party. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with a defined available borrowing base, which was approximately $13.4 million at March 31, 2001. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (8.0% at May 11, 2001) and will expire on November 27, 2001. During the first and second quarters of 2000, we borrowed against the revolving credit facility, and all of such borrowings were repaid by May 2000. There was no outstanding balance at March 31, 2001.

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of our $101.0 million outstanding 11 3/4% mortgage notes due November 15, 2003, to fund working capital needs, capital expenditures, and other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. It is unlikely that we will be able to repay the mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the mortgage notes, or redeem the mortgage notes from additional equity funds, on or before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem all or a portion of the mortgage notes prior to their maturity.

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

CAPITAL EXPENDITURES

         Our projected capital spending for 2001 will range between $10.0 million and $12.0 million for operations sustaining capital expenditures. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenues and those which sustain our operations.

                     SUMMARY OF CAPITAL EXPENDITURES BY TYPE
                             (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------------------------
                                                                            2000                    2001
                                                                 ---------------------  -----------------------
                                                                                % OF                    % OF
                                                                   DOLLARS     TOTAL       DOLLARS      TOTAL
                                                                 ---------    ------       -------     --------

Produce incremental revenues                                       $    84        3.0%     $   280      13.9%
Operations sustaining capital expenditures                           2,675       97.0        1,729      86.1
                                                                   -------     ------      -------     -----

    Total                                                          $ 2,759      100.0%     $ 2,009     100.0%
                                                                   =======     ======      =======     =====

         We continue to investigate a salt deposit located on a parcel of land very near our Point Tupper facility. At this point in time, we have not established sufficient information to determine whether or not this project will ever produce income. However, it is anticipated that should the project prove successful, it would not produce revenues until at least three years from now. This project, like any project in which we may become involved, will require adequate prospective returns in order to be developed. Through April 30, 2001, we have capitalized $0.9 million related to this project of which approximately $0.3 million was capitalized during the first quarter of 2001. Should this or any project be abandoned, we may incur an immediate charge to write-off any amounts capitalized.

         We have been reviewing certain commercially available software to determine if such software will perform and extend the functions of our terminal operations software, which has, to date, been developed internally. We have concluded that the commercially available software will not perform the functions of our internally developed terminal operations software without substantial modification. Therefore, we have determined that we will continue the internal development and enhancement of our current terminal operations software. As of March 31, 2001, capitalized costs related to this internally developed software were approximately $0.9 million.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)



TAX MATTERS

         Our Free Zone and Profit Tax Agreement with the island government of St. Eustatius expired on December 31, 2000. The agreement required, among other things, payment of a minimum annual tax of 0.5 million Netherlands Antilles Guilders or approximately $0.3 million. We have been adhering to the terms of this agreement since its expiration. Discussions regarding modification and extension of this agreement are in progress, and we believe that, although some terms and conditions could be modified and that the amounts payable may increase or decrease, extension of this agreement is likely. However, if the beneficial tax status of our facilities is terminated, or if significant adverse modifications are made to the tax agreement, our business, financial condition, results of operations, and cash flows may be adversely affected.

ACCOUNTING STANDARDS

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. The adoption of SFAS No. 133 did not have a material impact on us.

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

INSURANCE

         Our current insurance program commenced March 31, 2001, and generally extends 12 months. Our property insurance covers damage to the real and personal property located at our two terminals and administrative offices. The property loss limit is $150 million with a $0.25 million deductible, except for a $125 million property loss limit for certain losses (wind, flood, earthquake, etc.). At St. Eustatius, certain property losses have an effective deductible of $0.25 million, or 2.5% of the loss less $0.75 million, whichever is greater. We carry various layers of liability coverage of up to $200 million with a deductible of $0.25 million (including coverage for liabilities associated with certain accidental spills). We carry $30 million of property coverage on the offshore single point mooring system at St. Eustatius with a deductible of $0.25 million. We have coverage up to scheduled values for damage to our marine vessels with a $50,000 deductible. We also carry other insurance customary in the industry.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         We periodically purchase refined petroleum products from our customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blend stocks for our customers. Petroleum product inventories are held for short periods, generally not exceeding 90 days. We do not presently have any derivative positions to hedge our inventory of petroleum products. Therefore, during the period we hold inventory of petroleum products, we are subject to market risk from changes in the global oil markets which may cause the value of this inventory to increase or decrease from the amounts we paid. Such changes are reflected in the gross margins of the product sales segment.

         The following table indicates the aggregate carrying amount of our petroleum products on hand at March 31, 2001, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       ON BALANCE SHEET COMMODITY POSITION
                             (DOLLARS IN THOUSANDS)

                                                AS OF MARCH 31, 2001
                                         ---------------------------------
                                         CARRYING AMOUNT        FAIR VALUE
                                         ---------------        ----------
Petroleum Inventory:
    Statia Terminals N.V.                   $   3,316           $  3,391
    Statia Terminals Canada                        62                161
                                            ---------           --------

        Total                               $   3,378           $  3,552
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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         Reference is made to Item 3. Legal Proceedings included in the Company's 2000 Annual Report on Form 10-K. There have been no material developments in the Company's legal proceedings since the Form 10-K was filed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual General Meeting of Shareholders of the Company was held on April 17, 2001. At the meeting, the Company's shareholders voted:

Item 1. To appoint Dr. Jonathan Spicehandler and Mr. Ernest Voges as class A directors of the Company to serve until April 28, 2007. The following are the results for this item given in number of shares:

                           NOMINEE                               FOR                WITHHELD
                           -------                               ---                --------
                  Position 1:  Jonathan R. Spicehandler        5,066,747              51,850
                  Position 1:  Neill E. Andre de la Porte        147,650           4,805,573

                  Position 2:  Ernest Voges                    5,057,375              87,258
                  Position 2:  Neill E. Andre de la Porte        213,872           4,770,415

Item 2. To amend Article 10, Paragraph 4, of the Company's articles of incorporation to provide that the Board of Directors shall nominate one person for each director vacancy instead of two.

Item 3. To determine, set, and adopt the Company's balance sheet and profit and loss accounts for the fiscal year ended December 31, 2000.

Item 4. To approve, ratify, and adopt the distributions in the amount of US$0.45 per class A common share for the fiscal year ended December 31, 2000.

Item 5. To approve the appointment of Arthur Andersen LLP as the Company's independent accountants to audit the Company's financial statements and perform other tasks consistent with such appointment until the next Annual General Meeting of Shareholders.

         Following are the results for items 2 through 5 given in number of shares:

                                   FOR               AGAINST           ABSTAIN
                                   ---               -------           -------
              Item 2.           5,233,864            167,772            41,300
              Item 3.           5,376,587             15,449            50,900
              Item 4.           5,292,317            112,179            38,440
              Item 5.           5,397,098             13,863            31,975

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

                                   STATIA TERMINALS GROUP N.V.
                                          (Registrant)
Date:    May 14, 2001
                                   By: /s/ James G. Cameron
                                      ----------------------------------------
                                           James G. Cameron
                                           Director
                                           (As Authorized Officer)



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