Form 10-Q
period 2001-06-30
STATIA TERMINALS GROUP NV
filed 2001-08-14
CIK 1078029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 14, 2001, 6,013,253 class A common shares of the registrant were outstanding.

                           STATIA TERMINALS GROUP N.V.

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Condensed Balance Sheets                           1
             Consolidated Condensed Statements of Operations                 2
             Consolidated Condensed Statements of Cash Flows                 3
             Notes to Consolidated Condensed Financial Statements            4
Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                           7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         17

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18
Item 2.  Changes in Securities and Use of Proceeds                          18
Item 3.  Defaults Upon Senior Securities                                    18
Item 4.  Submission of Matters to a Vote of Security Holders                18
Item 5.  Other Information                                                  19
Item 6.  Exhibits and Reports on Form 8-K                                   19

Signatures                                                                  S-1

         THIS QUARTERLY REPORT ON FORM 10-Q (THIS "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, AND 3 OF PART I HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE," "PROJECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW, AND SPEAK ONLY AS OF THE DATE HEREOF. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, INABILITY TO MAINTAIN OUR TAX STATUS, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE LOSS OF A MAJOR VENDOR OR SUPPLIER OF PETROLEUM PRODUCTS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, CHANGES TO OUR CONTRACT LABOR ARRANGEMENTS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, CAPITAL MARKET UNCERTAINTIES, AND OTHER MATTERS INCLUDED IN THIS REPORT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

         FREQUENTLY IN THIS REPORT, ESPECIALLY WHEN DISCUSSING OUR OPERATIONS, WE REFER TO OURSELVES, STATIA TERMINALS GROUP N.V. AND OUR SUBSIDIARIES, AS "WE" OR "US".

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                              December 31,          June 30,
                                                                  2000                2001
                                                              ------------         ---------
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  17,472           $  20,314
   Accounts receivable-
     Trade, net                                                   13,482              11,189
     Other                                                         1,156                 430
   Inventory, net                                                  1,552               1,377
   Prepaid expenses                                                1,591               1,664
                                                               ---------           ---------
           Total current assets                                   35,253              34,974

PROPERTY AND EQUIPMENT, net                                      202,061             199,774

OTHER NONCURRENT ASSETS, net                                       3,424               3,189
                                                               ---------           ---------
           Total assets                                        $ 240,738           $ 237,937
                                                               =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $  12,145           $   9,611
   Accrued interest payable                                        1,535               1,555
   Other accrued expenses                                          9,739               9,076
   Current maturities of long-term debt                            1,069               1,167
                                                               ---------           ---------

           Total current liabilities                              24,488              21,409

DISTRIBUTIONS PAYABLE                                              2,913               2,913
LONG-TERM DEBT                                                   106,931             106,347
                                                               ---------           ---------
           Total liabilities                                     134,332             130,669
                                                               ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Class A common shares                                              76                  76
   Class B subordinated shares                                        38                  38
   Class C shares                                                     --                  --
   Additional paid-in capital                                    129,834             129,834
   Notes receivable from shareholders                             (1,448)             (1,448)
   Accumulated deficit                                           (13,509)            (10,140)
   Class A common shares in treasury                              (8,585)            (11,092)
                                                               ---------           ---------
           Total shareholders' equity                            106,406             107,268
                                                               ---------           ---------
           Total liabilities and shareholders' equity          $ 240,738           $ 237,937
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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in thousands except per share amounts)


                                                                 Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                               ----------------------       -----------------------
                                                                 2000          2001           2000           2001
                                                               --------      --------       --------       --------
REVENUES:
   Terminaling services                                        $ 14,311      $ 19,077       $ 26,741       $ 37,213
   Product sales                                                 39,916        34,783         69,791         66,860
                                                               --------      --------       --------       --------
       Total revenues                                            54,227        53,860         96,532        104,073
                                                               --------      --------       --------       --------

COSTS OF REVENUES:
   Terminaling services                                          10,080        11,356         20,195         22,214
   Product sales                                                 38,057        32,746         66,174         62,554
                                                               --------      --------       --------       --------
       Total costs of revenues                                   48,137        44,102         86,369         84,768
                                                               --------      --------       --------       --------

        Gross profit                                              6,090         9,758         10,163         19,305

ADMINISTRATIVE EXPENSES                                           2,430         2,644          4,690          5,384
                                                               --------      --------       --------       --------

        Operating income                                          3,660         7,114          5,473         13,921

INTEREST EXPENSE                                                  3,192         3,246          6,360          6,628

INTEREST INCOME                                                      72           234            153            473
                                                               --------      --------       --------       --------

        Income (loss) before provision for (benefit from)
          income taxes                                              540         4,102           (734)         7,766

PROVISION FOR (BENEFIT FROM) INCOME TAXES                           257           (28)           521            453
                                                               --------      --------       --------       --------
        Net income (loss)                                      $    283      $  4,130       $ (1,255)      $  7,313
                                                               ========      ========       ========       ========


BASIC EARNINGS (LOSS) PER COMMON SHARE:                        $   0.04      $   0.69       $  (0.18)      $   1.20
                                                               ========      ========       ========       ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:                      $   0.03      $   0.41       $  (0.18)      $   0.73
                                                               ========      ========       ========       ========

BASIC AND DILUTED EARNINGS (LOSS) PER
 SUBORDINATED SHARE:                                           $     --      $     --       $     --       $     --
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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                Six Months Ended
                                                                                     June 30,
                                                                             -------------------------
                                                                               2000             2001
                                                                             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $ (1,255)        $  7,313
   Adjustments to reconcile net income (loss) to net cash provided by operating activities: -
     Depreciation, amortization and non-cash charges                            6,930            6,314
     Provision for possible bad debts                                              --               29
   Changes in operating assets and liabilities: -
     Accounts receivable - trade                                                3,072            2,264
     Accounts receivable - other                                                2,978              751
     Inventory                                                                 (1,671)             175
     Prepaid expenses                                                            (590)             (73)
     Other noncurrent assets                                                       74              (15)
     Accounts payable                                                          (2,211)          (2,534)
     Accrued interest payable and other accrued expenses                          837             (643)
                                                                             --------         --------
       Net cash provided by operating activities                                8,164           13,581
                                                                             --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                         (4,142)          (3,677)
   Investment in technology investment company                                     --             (100)
   Loan to technology company                                                      --              (25)
                                                                             --------         --------
       Net cash used in investing activities                                   (4,142)          (3,802)
                                                                             --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of class A common share distributions                               (1,077)          (3,944)
   Purchase of class A common shares as treasury stock                         (2,797)          (2,507)
   Repayment of loan principal                                                     --             (486)
                                                                             --------         --------
       Net cash used in financing activities                                   (3,874)          (6,937)
                                                                             --------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                                             148            2,842

CASH AND CASH EQUIVALENTS, at beginning of period                               5,658           17,472
                                                                             --------         --------
CASH AND CASH EQUIVALENTS, at end of period                                  $  5,806         $ 20,314
                                                                             ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                $    199         $    210
                                                                             ========         ========
   Cash paid for interest                                                    $  6,019         $  6,258
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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                       (In thousands except share amounts)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

         The unaudited consolidated condensed financial statements of Statia Terminals Group N.V. ("Group") and subsidiaries (together with Group, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at June 30, 2001, and the results of its operations and cash flows for the six months ended June 30, 2000 and 2001. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Form 10-K.

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                                   (Unaudited)
                       (In thousands except share amounts)


2. SEGMENT INFORMATION - (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:


                                            Three Months Ended                Six Months Ended
                                                June 30,                         June 30,
                                        ------------------------          ------------------------
                                         2000             2001             2000             2001
                                        -------          -------          -------          -------
ADJUSTED EBITDA:
       Terminaling services             $ 4,986          $ 8,640          $ 8,626          $16,711
       Product sales                      1,698            1,709            3,486            3,646
                                        -------          -------          -------          -------
                         Total          $ 6,684          $10,349          $12,112          $20,357
                                        =======          =======          =======          =======

DEPRECIATION AND AMORTIZATION
    EXPENSE:
       Terminaling services             $ 3,029          $ 3,005          $ 6,474          $ 5,955
       Product sales                         94              176              353              358
                                        -------          -------          -------          -------
                         Total          $ 3,123          $ 3,181          $ 6,827          $ 6,313
                                        =======          =======          =======          =======

ADJUSTED EBIT:
       Terminaling services             $ 1,957          $ 5,635          $ 2,152          $10,756
       Product sales                      1,604            1,533            3,133            3,288
                                        -------          -------          -------          -------
                         Total          $ 3,561          $ 7,168          $ 5,285          $14,044
                                        =======          =======          =======          =======


         A reconciliation of Adjusted EBIT to the Company's income (loss) before provision for (benefit from) income taxes is as follows:


                                                  Three Months Ended                   Six Months Ended
                                                       June 30,                             June 30,
                                            ----------------------------          ---------------------------
                                              2000               2001               2000               2001
                                            --------           --------           --------           --------
Adjusted EBIT                               $  3,561           $  7,168           $  5,285           $ 14,044
Interest expense excluding debt
    amortization expense                      (3,021)            (3,066)            (6,019)            (6,278)
                                            --------           --------           --------           --------

Income (loss) before provision for
    (benefit from) income taxes             $    540           $  4,102           $   (734)          $  7,766
                                            ========           ========           ========           ========

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                                   (Unaudited)
                       (In thousands except share amounts)


         Basic earnings (loss) per share are computed by dividing the earnings and losses allocated to each class of equity by the weighted average number of shares outstanding for each class during the period. Diluted earnings (loss) per share are computed the same as basic earnings (loss) per share except the denominator is adjusted for the effect of class A common share and class B subordinated share equivalents outstanding. Class A common share equivalents include, where appropriate, the assumed exercise of outstanding stock options and the conversion of the class B subordinated shares. For all periods presented herein there were no class B subordinated share equivalents outstanding.

         The following additional information is presented with respect to the Company's earnings (loss) per share amounts:


                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                     June 30,
                                                                  --------------------------    ---------------------------
                                                                      2000          2001            2000           2001
                                                                  -----------    -----------    -----------     -----------
EARNINGS PER COMMON SHARE:

 Earnings and losses allocated to class A common shares:
        Net income (loss)                                         $       283    $     4,130    $    (1,255)    $     7,313
                                                                  ===========    ===========    ===========     ===========

 Weighted average class A common shares outstanding                 6,870,064      6,013,253      6,989,282       6,075,455
 Dilutive effect of weighted average class B
  subordinated shares outstanding                                   3,800,000      3,800,000             --       3,800,000
 Dilutive effect of weighted average stock options
  outstanding                                                          13,179        209,287             --         153,162
                                                                  -----------    -----------    -----------     -----------
 Diluted common shares outstanding                                 10,683,243     10,022,540      6,989,282      10,028,617
                                                                  ===========    ===========    ===========     ===========

EARNINGS PER SUBORDINATED SHARE:

 Earnings and losses allocated to class B subordinated shares:
        Net income (loss)                                         $        --    $        --    $        --     $        --
                                                                  ===========    ===========    ===========     ===========

 Weighted average class B subordinated shares
  outstanding                                                       3,800,000      3,800,000      3,800,000       3,800,000
                                                                  ===========    ===========    ===========     ===========



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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals Group N.V. and subsidiaries (the "Company") as of June 30, 2001, and for the three and six month periods ended June 30, 2000 and 2001, included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 2000.

OVERVIEW OF OPERATIONS

         Our operations are organized around several different factors, the two most significant of which are services and products and geographic location. Our primary services and products are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response, and other terminal services) and product sales (including bunker fuels and bulk oil sales). A majority of our revenues are generated by product sales, which fluctuate with global oil prices. As a result, we experience volatility in our revenue stream, which is not necessarily indicative of our profitability. Gross profit from terminaling services is generally higher than gross profit from product sales. Vessels call at our facilities to load and/or discharge cargo and/or to take on bunker fuel. We earn higher port charges (which consist of dock charges, emergency response fees, and other terminal charges) when a vessel calls to load and/or discharge cargo than we earn when a vessel calls only to take on bunker fuel.

         Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in storage capacity leased. However, our operating costs are impacted by inflationary cost increases, and we have certain variable operating costs which increase or decrease based on changes in storage capacity available, storage capacity leased, and changes in ancillary services offered by us. Additions or reductions in storage, throughput, port charges, and ancillary service revenues directly impact our gross profit. Costs for the procurement of petroleum products for sale are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold, and volumes delivered.

         On June 26, 2001, we executed an amendment to our contract with a major state-owned oil company under which we are currently purchasing a majority of the fuel oil necessary to support our bunker sales requirements at St. Eustatius. The amendment extends the expiration of the contract to June 30, 2002, and contains terms and conditions which are comparable to prior agreements with the supplier. We believe that suitable alternate sources of supply are available from which we can procure fuel oil should our current contract be interrupted or not be renewed.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


       Capacity, Capacity Leased, Throughput and Vessel Calls by Location
             (Total Capacity and Throughput in Thousands of Barrels)


                                                       Three Months Ended                    Six Months Ended
                                                            June 30,                             June 30,
                                                 ------------------------------          ---------------------------
                                                   2000                  2001             2000                2001
                                                 -------               --------          ------              -------
Netherlands Antilles and the Caribbean
  Total capacity                                  11,334               11,334            11,334              11,334
  Capacity leased                                     87%                  93%               82%                 94%
  Throughput                                      18,680               30,904            30,960              53,831
  Vessel calls                                       225                  227               441                 455

Canada
  Total capacity                                   7,501                7,501             7,501               7,501
  Capacity leased                                     65%                  85%               62%                 83%
  Throughput                                      15,275               21,063            24,212              40,746
  Vessel calls                                        36                   60                57                 102

All locations
  Total capacity                                  18,835               18,835            18,835              18,835
  Capacity leased                                     78%                  90%               74%                 90%
  Throughput                                      33,955               51,967            55,172              94,577
  Vessel calls                                       261                  287               498                 557


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed statements of operations.

                              RESULTS OF OPERATIONS
                             (Dollars in thousands)


                                                                             Three Months Ended June 30,
                                                                ------------------------------------------------------
                                                                         2000                           2001
                                                                -----------------------       ------------------------
                                                                                  % of                           % of
                                                                Dollars         Revenues      Dollars         Revenues
                                                                -------         --------      -------         --------
Revenues:
    Terminaling services                                        $ 14,311           26.4%      $ 19,077            35.4%
    Product sales                                                 39,916           73.6         34,783            64.6
                                                                --------        -------       --------         -------
        Total revenues                                            54,227          100.0         53,860           100.0
                                                                --------        -------       --------         -------
 Costs of revenues:
    Terminaling services                                          10,080           18.6         11,356            21.1
    Product sales                                                 38,057           70.2         32,746            60.8
                                                                --------        -------       --------         -------
        Total costs of revenues                                   48,137           88.8         44,102            81.9
                                                                --------        -------       --------         -------
Gross profit:
    Terminaling services                                           4,231            7.8          7,721            14.3
    Product sales                                                  1,859            3.4          2,037             3.8
                                                                --------        -------       --------         -------
        Total gross profit                                         6,090           11.2          9,758            18.1
 Administrative expenses                                           2,430            4.5          2,644             4.9
                                                                --------        -------       --------         -------
    Operating income                                               3,660            6.7          7,114            13.2
 Interest expense                                                  3,192            5.9          3,246             6.0
 Interest income                                                      72            0.1            234             0.4
                                                                --------        -------       --------         -------
 Income before provision for (benefit from) income taxes             540            0.9          4,102             7.6
 Provision for (benefit from) income taxes                           257            0.4            (28)           (0.1)
                                                                --------        -------       --------         -------
    Net income                                                  $    283            0.5%      $  4,130             7.7%
                                                                ========        =======       ========         =======

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


                                                                       Six Months Ended June 30,
                                                        ------------------------------------------------------
                                                                  2000                           2001
                                                        -----------------------       ------------------------
                                                                         % of                             % of
                                                        Dollars        Revenues       Dollars           Revenues
                                                        --------       --------       -------           --------
Revenues:
    Terminaling services                                $ 26,741            27.7%       $ 37,213           35.8%
    Product sales                                         69,791            72.3          66,860           64.2
                                                        --------         -------        --------        -------
        Total revenues                                    96,532           100.0         104,073          100.0
                                                        --------         -------        --------        -------
 Costs of revenues:
    Terminaling services                                  20,195            20.9          22,214           21.3
    Product sales                                         66,174            68.6          62,554           60.1
                                                        --------         -------        --------        -------
        Total costs of revenues                           86,369            89.5          84,768           81.4
                                                        --------         -------        --------        -------
Gross profit:
    Terminaling services                                   6,546             6.8          14,991           14.5
    Product sales                                          3,617             3.7           4,314            4.1
                                                        --------         -------        --------        -------
        Total gross profit                                10,163            10.5          19,305           18.6
 Administrative expenses                                   4,690             4.9           5,384            5.2
                                                        --------         -------        --------        -------
    Operating income                                       5,473             5.6          13,921           13.4
 Interest expense                                          6,360             6.6           6,628            6.4
 Interest income                                             153             0.2             473            0.5
                                                        --------         -------        --------        -------
 Income (loss) before provision for income taxes            (734)           (0.8)          7,766            7.5
 Provision for income taxes                                  521             0.5             453            0.5
                                                        --------         -------        --------        -------
    Net income (loss)                                   $ (1,255)           (1.3)%      $  7,313            7.0%
                                                        ========         =======        ========        =======


         The following tables set forth, for the periods indicated, (a) the total revenues and total operating income, after allocation of administrative expenses and elimination of certain intercompany transactions, at each of our operating locations and (b) the percentage of such revenues and operating income relative to our total revenues and operating income.

                              Revenues by Location
                             (Dollars in thousands)


                                                         Three Months Ended June 30,
                                              ------------------------------------------------------
                                                       2000                           2001
                                              -----------------------       ------------------------
                                                               % of                           % of
                                              Dollars          Total        Dollars           Total
                                              --------        -------       --------         -------
Netherlands Antilles and the Caribbean        $ 49,856           91.9%      $ 47,071           87.4%
Canada                                           4,371            8.1          6,789           12.6
                                              --------        -------       --------        -------
    Total                                     $ 54,227          100.0%      $ 53,860          100.0%
                                              ========        =======       ========        =======



                                                            Six Months Ended June 30,
                                              ------------------------------------------------------
                                                       2000                           2001
                                              -----------------------       ------------------------
                                                               % of                           % of
                                               Dollars         Total        Dollars           Total
                                              --------        -------       --------         -------
Netherlands Antilles and the Caribbean        $ 88,731           91.9%      $ 91,328           87.8%
Canada                                           7,801            8.1         12,745           12.2
                                              --------        -------       --------        -------
    Total                                     $ 96,532          100.0%      $104,073          100.0%
                                              ========        =======       ========        =======

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)



                          Operating Income by Location
                             (Dollars in thousands)


                                                         Three Months Ended June 30,
                                              ------------------------------------------------------
                                                       2000                           2001
                                              -----------------------       ------------------------
                                                               % of                         % of
                                               Dollars         Total        Dollars         Total
                                              --------        -------       --------       -------
Netherlands Antilles and the Caribbean        $ 3,004           82.1%      $ 4,836           68.0%
Canada                                            656           17.9         2,278           32.0
                                              -------        -------       -------        -------
    Total                                     $ 3,660          100.0%      $ 7,114          100.0%
                                              =======        =======       =======        =======




                                                            Six Months Ended June 30,
                                              ------------------------------------------------------
                                                       2000                           2001
                                              -----------------------       ------------------------
                                                               % of                           % of
                                               Dollars         Total        Dollars           Total
                                              --------        -------       --------         -------
Netherlands Antilles and the Caribbean        $ 4,636           84.7%      $ 9,889            71.0%
Canada                                            837           15.3         4,032            29.0
                                              -------        -------       -------         -------
    Total                                     $ 5,473          100.0%      $13,921           100.0%
                                              =======        =======       =======         =======


THREE AND SIX MONTHS ENDED JUNE 30, 2001, COMPARED WITH THE SAME PERIODS OF 2000

REVENUES

         Total revenues for the three months ended June 30, 2001 and 2000, were $53.9 million and $54.2 million, respectively, representing a decrease of $0.3 million or 0.7%. The decrease in total revenues is primarily due to lower average selling prices for product sales, partially offset by an increase in revenues from terminaling services.

         Total revenues for the six months ended June 30, 2001 and 2000, were $104.1 million and $96.5 million, respectively, representing an increase of $7.6 million or 7.8%. The increase in total revenues is primarily due to increased revenues from terminaling services, partially offset by lower average selling prices for product sales.

         Revenues from terminaling services for the three and six months ended June 30, 2001, were $19.1 million and $37.2 million, compared to $14.3 million and $26.7 million for the same periods of 2000, representing increases of $4.8 million or 33.3% and $10.5 million or 39.2%, respectively. The increases in terminaling services revenues for the three and six months ended June 30, 2001, compared to the same periods in 2000, were primarily the result of improved leasing of our available capacity, higher average lease rates, additional barrels of throughput, and higher vessel calls.

         As of June 30, 2001, approximately 69.3% of our total storage capacity was leased pursuant to long-term contracts at our St. Eustatius and Point Tupper locations. For the six months ended June 30, 2001, approximately 54.9% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         Revenues from terminaling services at St. Eustatius increased approximately $2.3 million or 23.6% and $5.5 million or 29.2% during the three and six months ended June 30, 2001, respectively, as compared to the same periods of 2000. The increases in revenues from terminaling services were due primarily to increased cargo vessel calls and a higher percentage of storage capacity leased. Twenty-seven and fifty-three additional cargo vessels (excluding vessels calling only to take on bunker fuel) called at the St. Eustatius facility during the three and six months ended June 30, 2001, than during the same periods of 2000, resulting in higher revenues from port charges. Additionally, during the three and six months ended June 30, 2001, throughput increased 65.4% and 73.9%, respectively, as compared to the same periods of 2000.

         For the three and six months ended June 30, 2001, the overall percentage of capacity leased at St. Eustatius was 93% and 94% as compared to 87% and 82% for the same periods of 2000, primarily reflecting increases in the percentage of capacity leased for fuel oil storage. The increase in the percentage of capacity leased for fuel oil storage resulted principally from new short-term and long-term product storage contracts. During the three and six months ended June 30, 2001, our average revenue per barrel leased has increased for this facility.

         Revenues from terminaling services at Point Tupper increased approximately $2.4 million or 55.3% and $4.9 million or 63.4% during the three and six months ended June 30, 2001, respectively, as compared to the same periods of 2000. The increases in revenues from terminaling services were due primarily to a higher percentage of tank capacity leased resulting from new short-term storage contracts, a long-term crude oil storage contract, and from increased throughput of crude oil. The percentage of tank capacity leased at Point Tupper was 85% and 83% for the three and six months ended June 30, 2001 as compared to 65% and 62% for the same periods of 2000. Twenty-four and forty-five additional cargo vessels called during the three and six months ended June 30, 2001, as compared to the same periods of 2000, which led to higher revenues from port charges at this facility. During the three and six months ended June 30, 2001, our average revenue per barrel leased has increased for this facility.

         Revenues from product sales were $34.8 million and $66.9 million for the three and six months ended June 30, 2001, compared to $39.9 million and $69.8 million for the same periods of 2000, representing decreases of $5.1 million or 12.9% and $2.9 million or 4.2%, respectively. The decreases were primarily due to lower average selling prices. Average selling prices decreased 12.4% and 7.6% when comparing the three and six months ended June 30, 2001, with the same periods of 2000. Metric tons of bunkers and bulk product delivered decreased 0.6% and increased 3.7% during the three and six months ended June 30, 2001, respectively, as compared to the same periods of 2000.

GROSS PROFIT

         Gross profit for the three and six months ended June 30, 2001, was $9.8 million and $19.3 million compared to $6.1 million and $10.2 million for the same periods of 2000, representing increases of $3.7 million or 60.2% and $9.1 million or 90.0%, respectively. The increases in gross profit for the three and six months ended June 30, 2001, were primarily the result of the increased revenues from terminaling services discussed above. Additionally, during the six months ended June 30, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge to depreciation expense of $0.8 million during the first quarter of 2000 which is included in costs of terminaling services revenues.

         Gross profit from our product sales segment for the three and six months ended June 30, 2001, was $2.0 million and $4.3 million compared to $1.9 million and $3.6 million for the same periods of 2000, representing increases of $0.1 million or 9.6% and $0.7 million or 19.3%, respectively. These increases in gross profit from product sales are primarily due to higher quantities of bunker fuels delivered and higher margins realized due to improved purchasing of products. We have recently experienced a decrease in demand for bulk oil sales in the Caribbean, which has partially offset these increases.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         Our operating expenses, which are included in costs of revenues, are relatively fixed. However, operating expenses at both St. Eustatius and Point Tupper have increased during the three and six months ended June 30, 2001, as compared to the same periods of 2000, primarily due to increased contract labor and marine equipment expenses resulting from the significantly higher throughput and number of vessels working cargo at both facilities.

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.6 million and $5.4 million for the three and six months ended June 30, 2001, as compared to $2.4 million and $4.7 million for the same periods of 2000, representing increases of $0.2 million or 8.8% and $0.7 million or 14.8%, respectively. The increases during the three and six months ended June 30, 2001, as compared to the same periods of 2000, were primarily the result of higher personnel costs (including certain performance-based compensation) and depreciation, and costs associated with marketing and development projects.

INTEREST EXPENSE

         During the three and six months ended June 30, 2001, we incurred $3.2 million and $6.6 million of debt service costs compared to $3.2 million and $6.4 million for the same periods of 2000, representing increases of $0.05 million or 1.7% and $0.2 million or 4.2%, respectively. The increases during the three and six months ended June 30, 2001, as compared to the same periods of 2000, were primarily due to interest on equipment financing secured by the M/V STATIA RESPONDER, which is discussed further below. Debt service costs include interest accrued on our long-term debt, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and bank charges.

PROVISION FOR (BENEFIT FROM) INCOME TAXES

         The provision for income taxes was $0.5 million for the six months ended June 30, 2001. The provisions for income taxes were $0.3 million and $0.5 million for the three and six months ended June 30, 2000. As a result of certain positions taken with respect to tax returns for periods prior to January 1, 2001, during the three months ended June 30, 2001, we reversed a tax provision established during the first quarter of 2001. Consequently, we recognized a benefit from income taxes of $0.03 million during the three months ended June 30, 2001.

NET INCOME (LOSS)

         The Company produced net income of $4.1 million and $7.3 million for the three and six months ended June 30, 2001, as compared to net income of $0.3 million and a net loss of $1.3 million for the same periods of 2000, representing improvements of $3.8 million and $8.6 million, respectively. These improvements were primarily attributable to the increased gross profit discussed above.

SELECTED PROJECTED FINANCIAL INFORMATION


         The 2001 year end results will be dictated by numerous market factors, including the general direction of world economies, the crude oil production decisions of the Organization of Petroleum Exporting Countries, the relationship of natural gas prices to fuel oil prices, overall gasoline and diesel oil supplies throughout the Americas, longer term effects of competition for products we sell, and ultimately our ability to renew or replace existing storage contracts. We are projecting that Adjusted EBITDA for the year ending December 31, 2001, will range between $35.0 million and $41.0 million; corresponding to diluted earnings per class A common share between $0.83 and $1.46. Adjusted EBITDA for the third and fourth quarters of 2001 is presently anticipated to fall between $7.5 million and $10.5 million for each quarter.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $13.6 million and $8.2 million for the six months ended June 30, 2001 and 2000, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net losses and positive operating cash flow have resulted primarily from depreciation and amortization burdens, and changes in various working capital accounts.

         We periodically purchase refined petroleum products for resale as product sales, and our inventory balances change based on these activities. At June 30, 2001, we had an inventory balance of $1.4 million compared to $1.6 million at December 31, 2000.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities, consisting primarily of purchases of property and equipment, was $3.8 million and $4.1 million for the six months ended June 30, 2001 and 2000, respectively. See the table below entitled "Summary of Capital Expenditures by Type." During the three months ended September 30, 2000, we acquired an interest for $0.5 million in a technology investment company which holds an investment in a company providing on-line trading of certain petroleum products. During the three months ended March 31, 2001, we invested an additional $0.1 million in the technology investment company. In April 2001, we provided the online petroleum products trading company $0.03 million in the form of a convertible loan due August 31, 2001.

CASH FLOW FROM FINANCING ACTIVITIES

         As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2000, under our articles of incorporation we are required to distribute to our shareholders all of our "available cash" (as defined therein) generated from operations. "Available cash" as defined generally includes cash from various sources after deducting such reserves as our board of directors may deem necessary or appropriate to provide for the proper conduct of our business, including future capital expenditures, anticipated operational needs, and to comply with debt obligations.

         On February 14, 2001, we paid $1.2 million to holders of our class A common shares, representing a distribution of $0.20 per share. The $0.25 per share difference between the declared distribution and the target quarterly distribution of $0.45 per share represents an arrearage which must be paid from future available cash. On May 15, 2001, we paid $2.7 million to holders of our class A common shares, representing a distribution of $0.45 per share.

         On July 24, 2001, our board of directors declared a distribution of $0.45 per share on the class A common shares payable on August 14, 2001, to shareholders of record on July 31, 2001. Since the distribution equals the target quarterly distribution rate stated in our articles of incorporation, the aggregate class A common share arrearage remains unchanged at $1.60 per share.

         As of June 30, 2001, and August 14, 2001, we had acquired 1,586,747 class A common shares, at an aggregate cost of $11.1 million. As conditions warrant, we intend to continue periodic open market purchases of our class A common shares under our stock purchase program.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


         On January 24, 2001, options to purchase 235,500 shares of class A common shares were granted to certain of our employees and non-employee directors at an exercise price of $8.094 per share, representing the fair market value of the class A common shares on the date of grant. These options were granted pursuant to our 1999 share option plan and generally vest in proportion to the conversion of our class B subordinated shares to class A common shares over the subordination period, as defined in our articles of incorporation. As of August 14, 2001, options on 684,000 shares of class A common shares remained available for grant under our existing stock option plan.

         As of August 14, 2001, no event of default existed and was continuing under the indenture to our 11 3/4% mortgage notes of which $101.0 million are outstanding. The consolidated fixed charge coverage ratio as defined in the indenture was at least 2.0 to 1 at June 30, 2001. Additionally, at June 30, 2001, the sum of Statia Terminals International's dividends, restricted payments, aggregate consolidated net income (deficit) and capital stock proceeds was approximately $16.3 million.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory, which renews annually under the original terms of the agreement unless otherwise canceled by either party. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with a defined available borrowing base, which was approximately $9.7 million at June 30, 2001. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (7.25% at August 14, 2001) and will expire on November 27, 2001. There was no outstanding balance at June 30, 2001.

         In March 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred from one of our existing subsidiaries to a newly created subsidiary. In December 2000, this newly created subsidiary borrowed $7.0 million from an equipment financing company utilizing the vessel as collateral. The loan requires monthly payments of principal and interest over six years. Interest accrues at three month London InterBank Offered Rates plus 3.2% (6.79% at August 14, 2001) and adjusts each month. The loan is subject to certain financial covenants, the most restrictive of which include, but are not limited to, the following: (i) a debt service coverage ratio of at least 1.50 to 1, (ii) the maintenance of $70.0 million of net worth, and (iii) the maintenance of specified insurance coverage limits on the collateral. We are in compliance with the financial covenants of the loan. During the six months ended June 30, 2001, we repaid $0.5 million of the loan principal.

         We believe that cash flow generated by operations and amounts available under the revolving credit facility will be sufficient, until the maturity of our $101.0 million outstanding 11 3/4% mortgage notes due November 15, 2003, to fund working capital needs, capital expenditures, other operating requirements, including any expenditures required by applicable environmental laws and regulations, and to service debt. It is unlikely that we will be able to repay the mortgage notes at maturity through projected operating cash flow, and it will be necessary to refinance all or a portion of the mortgage notes, or redeem the mortgage notes from additional equity funds, on or before their maturity on November 15, 2003. We continuously monitor financial market conditions and our financial position to determine when and whether we will refinance or redeem all or a portion of the mortgage notes prior to their maturity.

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)


CAPITAL EXPENDITURES

         Our projected capital spending for 2001 will range between $6.0 million and $8.0 million primarily for operations sustaining capital expenditures. Additional spending is contingent upon the addition of incremental terminaling business.

         The following table sets forth capital expenditures and separates such expenditures into those which produce, or have the potential to produce, incremental revenues and those which sustain our operations.

                     Summary of Capital Expenditures by Type
                             (Dollars in thousands)


                                                             Three Months Ended June 30,
                                                 --------------------------------------------------
                                                          2000                       2001
                                                 ----------------------      ----------------------
                                                                 % of                       % of
                                                 Dollars         Total       Dollars         Total
                                                 --------       -------      --------       -------
Produce incremental revenues                      $   62            4.5%      $  235           14.1%
Operations sustaining capital expenditures         1,321           95.5        1,433           85.9
                                                  ------        -------       ------        -------
    Total                                         $1,383          100.0%      $1,668          100.0%
                                                  ======        =======       ======        =======




                                                              Six Months Ended June 30,
                                                 --------------------------------------------------
                                                          2000                       2001
                                                 ----------------------      ----------------------
                                                                 % of                       % of
                                                 Dollars         Total       Dollars         Total
                                                 --------       -------      --------       -------
Produce incremental revenues                      $  146            3.5%      $  515           14.0%
Operations sustaining capital expenditures         3,996           96.5        3,162           86.0
                                                  ------        -------       ------        -------
    Total                                         $4,142          100.0%      $3,677          100.0%
                                                  ======        =======       ======        =======


         We continue to investigate a salt deposit located on a parcel of land very near our Point Tupper facility. At this point in time, we have not established sufficient information to determine whether or not this project will ever produce income. However, it is anticipated that should the project prove successful, it would not produce revenues until at least 2004. This project, like any project in which we may become involved, will require adequate prospective returns in order to be developed. Through June 30, 2001 and July 31, 2001, we have capitalized $0.9 million and $1.0 million, respectively, related to this project of which approximately $0.4 million was capitalized during the six months ended June 30, 2001. Should this or any project be abandoned, we may incur an immediate charge to write-off any amounts capitalized.

          We continue to review and develop certain software applications used in the operations of our marine terminals and certain internally developed applications intended to upgrade the existing software. In addition, we are evaluating the suitability of commercially available software including possible integration of third-party software with our systems. The ultimate outcome of this effort may result in a decision to enhance or replace the existing and internally developed applications or abandon this software. As of June 30, 2001, net third-party capitalized costs related to the development and enhancement of these applications were approximately $0.8 million.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - (CONTINUED)

ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS

         In connection with the acquisition of certain companies from Praxair, Inc. by Castle Harlan Partners II L.P. (the "Castle Harlan Acquisition"), studies were undertaken by and for Praxair, Inc. to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper facility. Praxair, Inc. has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair, Inc. has paid approximately $5.6 million during the period from November 27, 1996, to June 30, 2001, related to such costs. Based on investigations conducted and information available to date, the potential costs of additional remediation and compliance is estimated at approximately $13 million, substantially all of which we believe is the responsibility of Praxair, Inc. per the Castle Harlan Acquisition agreement. We believe that environmental, health, and safety costs will not have a material adverse effect on our financial position, cash flows, or results of operations, subject to reimbursements from Praxair, Inc.

         We have also identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. for which $1.5 million were accrued in 1996 in conjunction with Castle Harlan Acquisition, of which $1.1 million remained at December 31, 2000. During the six months ended June 30, 2001, $0.04 million were expended against this accrual. During the six months ended June 30, 2001, we identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. and accrued $0.05 million related to these costs, against which $0.03 million were expended through June 30, 2001.

TAX MATTERS

         Our Free Zone and Profit Tax Agreement with the island government of St. Eustatius expired on December 31, 2000. The agreement required, among other things, payment of a minimum annual tax of 0.5 million Netherlands Antilles Guilders or approximately $0.3 million. We have been adhering to the terms of this agreement since its expiration. Discussions regarding a modified and extended agreement are in progress, and we believe that, although some terms and conditions will be modified from those of the prior agreement and that the amounts payable may increase or decrease, we believe that the execution of a new extended agreement is likely. However, if the beneficial tax status of our facilities is terminated, or if significant adverse modifications are made to the tax agreement, our business, financial condition, results of operations, and cash flows may be adversely affected.

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

         The Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants is currently formulating a new accounting standard, which is expected to modify the accounting rules for major repairs and maintenance expenditures, among other things. AcSEC recently released a proposed Statement of Position entitled "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." We cannot determine at the present time whether or not the ultimate implementation of the final standard by us will have a material effect on our business, financial condition, results of operations, or cash flows.

         The Financial Accounting Standards Board is expected to shortly issue SFAS No. 143, "Accounting for Asset Retirement Obligations." The new rule is expected to modify the accounting rules for obligations associated with the retirement of an asset. We have not determined whether or not the ultimate implementation of this standard by us will have a material effect on our business, financial condition, results of operations, or cash flows.

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

         The following table indicates the aggregate carrying amount of our petroleum products on hand at June 30, 2001, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products.

                       On Balance Sheet Commodity Position
                             (Dollars in thousands)

                                                    As of June 30, 2001
                                            ----------------------------------
                                            Carrying Amount         Fair Value
                                            ---------------         ----------
Petroleum Inventory:
    Statia Terminals N.V.                      $   1,306             $  1,651
    Statia Terminals Canada                           71                  140
                                               ---------             --------
        Total                                  $   1,377             $  1,791
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

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        The Annual General Meeting of Shareholders of the Company was held on April 17, 2001. At the meeting, the Company's shareholders voted:

Item 1. To appoint Dr. Jonathan Spicehandler and Mr. Ernest Voges as class A directors of the Company to serve until April 28, 2007. The following are the results for this item given in number of shares:

                       NOMINEE                           FOR          WITHHELD
                       -------                        ---------       ---------
          Position 1:  Jonathan R. Spicehandler       5,066,747          51,850
          Position 1:  Neill E. Andre de la Porte       147,650       4,805,573

          Position 2:  Ernest Voges                   5,057,375          87,258
          Position 2:  Neill E. Andre de la Porte       213,872       4,770,415

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

         Following are the results for items 2 through 5 given in number of shares:

                                 FOR               AGAINST             ABSTAIN
                              ---------            -------             -------
            Item 2.           5,233,864            167,772             41,300
            Item 3.           5,376,587             15,449             50,900
            Item 4.           5,292,317            112,179             38,440
            Item 5.           5,397,098             13,863             31,975

Item 5. Other Information.

         The Company's web site is located at http://www.statiaterm.com.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

         10.3e Amendment, dated as of June 26, 2001 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement.

(b)  Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STATIA TERMINALS GROUP N.V.
                                                    (Registrant)
Date:    August 14, 2001
                                           By: /s/ James G. Cameron
                                               ---------------------------------
                                                   James G. Cameron
                                                   Director
                                                   (As Authorized Officer)



                                           By: /s/ James F. Brenner
                                               ---------------------------------
                                                   James F. Brenner
                                                   Vice President and Treasurer
                                                   (As Authorized Officer and
                                                   Principal  Financial Officer)





                                    Page S-1