Form 10-Q
period 2001-09-30
STATIA TERMINALS GROUP NV
filed 2001-11-15
CIK 1078029

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 14, 2001, 6,013,253 class A common shares of the registrant were outstanding.

                           STATIA TERMINALS GROUP N.V.

                          Quarterly Report On Form 10-Q
                               September 30, 2001

                                TABLE OF CONTENTS


                                                                            Page No.
                                                                            --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Condensed Balance Sheets                              1
             Consolidated Condensed Income Statements                           2
             Consolidated Condensed Statements of Cash Flows                    3
             Notes to Consolidated Condensed Financial Statements               4
Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                              8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk            20

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      21
Item 2.  Changes in Securities and Use of Proceeds                              21
Item 3.  Defaults Upon Senior Securities                                        21
Item 4.  Submission of Matters to a Vote of Security Holders                    21
Item 5.  Other Information                                                      21
Item 6.  Exhibits and Reports on Form 8-K                                       22

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

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)


                                                              December 31,      September 30,
                                                                  2000               2001
                                                              ------------      ------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  17,472           $  21,220
   Accounts receivable-
     Trade, net                                                   13,482              15,522
     Other                                                         1,156                 510
   Inventory, net                                                  1,552               4,230
   Prepaid expenses                                                1,591               2,257
                                                               ---------           ---------

           Total current assets                                   35,253              43,739

PROPERTY AND EQUIPMENT, net                                      202,061             199,062

OTHER NONCURRENT ASSETS, net                                       3,424               2,342
                                                               ---------           ---------
           Total assets                                        $ 240,738           $ 245,143
                                                               =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $  12,145           $  13,736
   Accrued interest payable                                        1,535               4,518
   Other accrued expenses                                          9,739               9,701
   Current maturities of long-term debt                            1,069               1,167
                                                               ---------           ---------

           Total current liabilities                              24,488              29,122

DISTRIBUTIONS PAYABLE                                              2,913               2,913
LONG-TERM DEBT, net of current maturities                        106,931             106,056
                                                               ---------           ---------

           Total liabilities                                     134,332             138,091
                                                               ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Class A common shares                                              76                  76
   Class B subordinated shares                                        38                  38
   Class C shares                                                     --                  --
   Additional paid-in capital                                    129,834             129,890
   Notes receivable from shareholders                             (1,448)             (1,448)
   Accumulated deficit                                           (13,509)            (10,412)
   Class A common shares in treasury                              (8,585)            (11,092)
                                                               ---------           ---------
           Total shareholders' equity                            106,406             107,052
                                                               ---------           ---------
           Total liabilities and shareholders' equity          $ 240,738           $ 245,143
                                                               =========           =========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED INCOME STATEMENTS
                                   (Unaudited)
                 (Dollars in Thousands Except Per Share Amounts)


                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                       September 30,
                                                          --------------------------          --------------------------
                                                            2000              2001              2000              2001
                                                          --------          --------          --------          --------
REVENUES:
   Terminaling services                                   $ 17,929          $ 17,771          $ 44,670          $ 54,984
   Product sales                                            39,613            33,297           109,404           100,157
                                                          --------          --------          --------          --------
       Total revenues                                       57,542            51,068           154,074           155,141
                                                          --------          --------          --------          --------
COSTS OF REVENUES:
   Terminaling services                                     10,178            11,428            30,373            33,642
   Product sales                                            38,136            31,094           104,310            93,648
                                                          --------          --------          --------          --------
       Total costs of revenues                              48,314            42,522           134,683           127,290
                                                          --------          --------          --------          --------

        Gross profit                                         9,228             8,546            19,391            27,851

ADMINISTRATIVE EXPENSES                                      2,369             2,733             7,059             8,117
                                                          --------          --------          --------          --------

        Operating income                                     6,859             5,813            12,332            19,734

INTEREST EXPENSE                                             3,191             3,314             9,551             9,942

INTEREST INCOME                                                 99               207               252               680
                                                          --------          --------          --------          --------

        Income before provision for income taxes             3,767             2,706             3,033            10,472

PROVISION FOR INCOME TAXES                                     195               272               716               725
                                                          --------          --------          --------          --------
        Net income                                        $  3,572          $  2,434          $  2,317          $  9,747
                                                          ========          ========          ========          ========

BASIC EARNINGS PER COMMON SHARE:                          $   0.53          $   0.40          $   0.34          $   1.61
                                                          ========          ========          ========          ========

DILUTED EARNINGS PER COMMON SHARE:                        $   0.34          $   0.24          $   0.22          $   0.97
                                                          ========          ========          ========          ========
BASIC AND DILUTED EARNINGS PER
 SUBORDINATED SHARE:                                      $     --          $     --          $     --          $     --
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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                        ---------------------------
                                                                          2000              2001
                                                                        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  2,317           $  9,747
   Adjustments to reconcile net income to net cash provided by operating activities: -
     Depreciation, amortization and non-cash charges                      10,081              9,618
     Provision for possible bad debts                                        555                 29
   Changes in operating assets and liabilities: -
     Accounts receivable - trade                                          (3,097)            (2,069)
     Accounts receivable - other                                           2,725                703
     Inventory                                                             1,314             (2,678)
     Prepaid expenses                                                     (1,238)              (666)
     Other noncurrent assets                                                  75                657
     Accounts payable                                                        (15)             1,591
     Accrued interest payable and other accrued expenses                   3,478              2,945
                                                                        --------           --------
       Net cash provided by operating activities                          16,195             19,877
                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (6,801)            (6,038)
   Investment in and loan to technology company                             (500)              (157)
                                                                        --------           --------
       Net cash used in investing activities                              (7,301)            (6,195)
                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of class A common share distributions                          (2,092)            (6,650)
   Purchase of class A common shares as treasury stock                    (4,212)            (2,507)
   Repayment of loan principal                                                --               (777)
                                                                        --------           --------
       Net cash used in financing activities                              (6,304)            (9,934)
                                                                        --------           --------

INCREASE IN CASH AND CASH EQUIVALENTS                                      2,590              3,748

CASH AND CASH EQUIVALENTS, at beginning of period                          5,658             17,472
                                                                        --------           --------

CASH AND CASH EQUIVALENTS, at end of period                             $  8,248           $ 21,220
                                                                        ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                           $    300           $    319
                                                                        ========           ========
   Cash paid for interest                                               $  6,073           $  6,434
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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                       (In thousands except share amounts)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

         The unaudited consolidated condensed financial statements of Statia Terminals Group N.V. ("Group") and subsidiaries (together with Group, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Significant accounting policies followed by the Company were disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Form 10-K"). In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments and accruals necessary to present fairly the financial position of the Company at September 30, 2001, and the results of its operations and cash flows for the nine months ended September 30, 2000, and 2001. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Form 10-K.

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                                   (Unaudited)
                       (In thousands except share amounts)


2. SEGMENT INFORMATION- (CONTINUED)

         The following information is provided for the Company's terminaling services and product sales segments:


                                           Three Months Ended                Nine Months Ended
                                              September 30,                    September 30,
                                        ------------------------          ------------------------
                                          2000            2001             2000             2001
                                        -------          -------          -------          -------
ADJUSTED EBITDA:
       Terminaling services             $ 9,084          $ 7,166          $17,710          $23,877
       Product sales                        856            1,926            4,342            5,572
                                        -------          -------          -------          -------
                         Total          $ 9,940          $ 9,092          $22,052          $29,449
                                        =======          =======          =======          =======
DEPRECIATION AND AMORTIZATION
    EXPENSE:
       Terminaling services             $ 2,996          $ 3,024          $ 9,470          $ 8,979
       Product sales                        156              223              509              581
                                        -------          -------          -------          -------
                         Total          $ 3,152          $ 3,247          $ 9,979          $ 9,560
                                        =======          =======          =======          =======
ADJUSTED EBIT:
       Terminaling services             $ 6,088          $ 4,142          $ 8,240          $14,898
       Product sales                        700            1,703            3,833            4,991
                                        -------          -------          -------          -------
                       Total            $ 6,788          $ 5,845          $12,073          $19,889
                                        =======          =======          =======          =======


         A reconciliation of Adjusted EBIT to the Company's income before provision for income taxes is as follows:


                                           Three Months Ended                     Nine Months Ended
                                              September 30,                          September 30,
                                        ---------------------------            -------------------------
                                          2000               2001               2000              2001
                                        -------             -------            -------           -------
Adjusted EBIT                            $  6,788           $  5,845           $ 12,073           $ 19,889
Interest expense excluding debt
    amortization expense                   (3,021)            (3,139)            (9,040)            (9,417)
                                         --------           --------           --------           --------
Income before provision for
    income taxes                         $  3,767           $  2,706           $  3,033           $ 10,472
                                         ========           ========           ========           ========


3. EARNINGS PER SHARE AND STOCK OPTION GRANTS

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                                  (Unaudited)
                      (In thousands except share amounts)


         Basic earnings per share are computed by dividing the earnings and losses allocated to each class of equity by the weighted average number of shares outstanding for each class during the period. Diluted earnings per share are computed the same as basic earnings per share except the denominator is adjusted for the effect of class A common share and class B subordinated share equivalents outstanding. Class A common share equivalents include, where appropriate, the assumed exercise of outstanding stock options and the conversion of the class B subordinated shares. For all periods presented herein there were no class B subordinated share equivalents outstanding.

         The following additional information is presented with respect to the Company's earnings per share amounts:


                                                                      Three Months Ended                    Nine Months Ended
                                                                           September 30,                       September 30,
                                                                    ----------------------------      ----------------------------
                                                                        2000            2001             2000             2001
                                                                    -----------      -----------      -----------      -----------
EARNINGS PER COMMON SHARE:
 Earnings and losses allocated to class A common shares:
        Net income                                                  $     3,572      $     2,434      $     2,317      $     9,747
                                                                    ===========      ===========      ===========      ===========

Weighted average class A common shares outstanding                    6,700,326        6,013,253        6,892,260        6,054,493
Dilutive effect of weighted average class B
  subordinated shares outstanding                                     3,800,000        3,800,000        3,800,000
                                                                                                                         3,800,000
Dilutive effect of weighted average stock options
   outstanding                                                           47,015          364,696           20,065          223,673
                                                                    -----------      -----------      -----------      -----------
Diluted common shares outstanding                                    10,547,341       10,177,949       10,712,325       10,078,166
                                                                    ===========      ===========      ===========      ===========

EARNINGS PER SUBORDINATED SHARE:

 Earnings and losses allocated to class B subordinated shares:
        Net income                                                  $        --      $        --      $        --      $        --
                                                                    ===========      ===========      ===========      ===========
Weighted average class B subordinated shares
  outstanding                                                         3,800,000        3,800,000        3,800,000        3,800,000
                                                                    ===========      ===========      ===========      ===========


         On January 24, 2001, options to purchase 235,500 class A common shares were granted to certain of the Company's employees and non-employee directors at an exercise price of $8.094 per share, representing the fair market value of the class A common shares on the date of grant. On August 27, 2001, options to purchase 680,000 class A common shares were granted to certain of the Company's employees at an exercise price of $5.00 per share which was below the fair market value of the class A common shares on the date of grant. During the three months ended September 30, 2001, the Company recognized $56 of compensation expense related to the options granted on August 27, 2001 in accordance with Accounting Principles Board Opinion No. 25. All such options were granted pursuant to the Company's 1999 share option plan and generally vest in proportion to the conversion of the Company's class B subordinated shares to class A common shares after the subordination period, and as otherwise described in the Company's articles of incorporation or upon a change in control as defined in the stock option plan. As of September 30, 2001, options on 4,000 shares of class A common shares remained available for grant under the Company's existing stock option plan.

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                                   (Unaudited)
                       (In thousands except share amounts)


5. CANADIAN REORGANIZATION

         On September 30, 2001, and October 1, 2001, Statia Terminals Canada, Incorporated ("STCI"), together with Point Tupper Marine Services Limited ("PTMS") and Statia Terminals Canada Holdings, Inc. ("STCHI"), a newly formed wholly-owned subsidiary of STCI, reorganized such that the businesses previously carried on by these corporations, other than the spill response business of PTMS, were transferred to Statia Terminals Canada Partnership ("STCP"), a general partnership formed under the laws of the Province of Nova Scotia, Canada, consisting of STCI, PTMS, and STCHI as the only partners. We effected the reorganization of our Canadian operations in order to consolidate certain activities and gain operational efficiencies. Additionally, as a result of the reorganization, Canadian net operating loss carry-forwards, substantially all of which were to expire unutilized at the end of 2001, were applied against the tax gain arising from the transfer of certain assets to the partnership. The resultant step-up in the tax basis of the assets transferred will be available for future years' tax depreciation deductions. The Company has provided a full valuation allowance against the net deferred tax asset resulting from this reorganization, aggregating approximately $19,600, because it cannot determine that it is likely that the deferred tax asset will be utilized in the future.

6. EMPLOYMENT AGREEMENTS AND SEVERANCE PLAN

         In August and November 2001, the Company entered into amended and restated employment agreements with six members of senior management. These agreements provide for an annual base salary which is subject to review at least annually by the Company's Board of Directors or a committee thereof, increasing at least at the growth rate of the consumer price index. The respective annual base salaries in effect for the remainder of 2001 are unchanged except for Mr. Pine whose annual base salary increased to $195 from $175. These agreements also provide for an annual cash incentive bonus to be awarded based on the difference between target earnings before interest expense, taxes, depreciation, and amortization ("EBITDA") and actual EBITDA. However, no change to the annual cash incentive bonus occurred as a result of these amendments and restatements. The employment agreements were amended to generally continue to December 31, 2004, and automatically extend for an additional year beginning January 1, 2003, of each year unless either party gives notice of non-renewal ninety days prior to January 1. Additional benefits include participation in a modified executive life insurance plan for Mr. Cameron.

         Also unchanged, if the Company terminates any of these employment agreements without substantial cause or the employee terminates for good reason, as these terms are defined in each of the employment agreements, the employee shall be entitled to his current compensation, welfare benefits and an incentive bonus for the remaining portion of the term of the relevant employment agreement. In exchange for the addition of three year non-compete arrangements, upon a change in control, as this term is defined in each of the employment agreements, these employees shall now be entitled to a change in control bonus aggregating $4,100. Should any of these employment agreements be terminated after a change in control, the employee shall be entitled to his current compensation, welfare benefits and an incentive bonus for the remaining portion of the term of the relevant employment agreement payable in a lump-sum cash payment.

         In August 2001, the Company adopted a severance plan for certain salaried employees, excluding members of senior management with whom the Company has entered into employment agreements. The severance plan provides for a lump-sum payment to covered employees and the continuation of certain welfare benefits for the severance term. The severance term is determined based on the employee's length of service, as defined in the severance plan, and the employee's grade level. Benefits are provided for a minimum 13 weeks and a maximum 52 weeks. Benefits are only paid if the employee is terminated within two years of a change in control, as defined in the severance plan.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         For purposes of the discussion below, reference is made to the unaudited Consolidated Condensed Financial Statements and Notes thereto of Statia Terminals Group N.V. ("Group") and subsidiaries (together with Group, the "Company") as of September 30, 2001, and for the three and nine-month periods ended September 30, 2000 and 2001, included herein. Reference should also be made to the Company's Annual Report on Form 10-K that includes the Company's Consolidated Financial Statements as of and for the year ended December 31, 2000.

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

         Our operating costs for terminaling services are relatively fixed and generally do not change significantly with changes in storage capacity leased. However, our operating costs are impacted by inflationary cost increases, and we have certain variable operating costs which increase or decrease based on changes in storage capacity available, storage capacity leased, throughput, vessel calls, and changes in ancillary services offered by us. Additions or reductions in storage, throughput, port charges, and ancillary service revenues directly impact our gross profit. Costs for the procurement of petroleum products for sale are variable and linked to global oil prices. Our product costs are also impacted by market supply conditions, types of products sold, and volumes delivered.

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

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)

       Capacity, Capacity Leased, Throughput and Vessel Calls by Location
             (Total Capacity and Throughput in thousands of barrels)


                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                                 ------------------------            ------------------------
                                                  2000              2001              2000              2001
                                                 ------            ------            ------            ------
Netherlands Antilles and the Caribbean
  Total capacity                                 11,334            11,334            11,334            11,334
  Capacity leased                                    94%               94%               86%               94%
  Throughput                                     27,276            19,800            58,236            73,631
  Vessel calls                                      213               166               654               621

Canada
  Total capacity                                  7,501             7,501             7,501             7,501
  Capacity leased                                    76%               87%               67%               84%
  Throughput                                     16,535            17,419            40,747            58,164
  Vessel calls                                       44                61               101               163

All locations
  Total capacity                                 18,835            18,835            18,835            18,835
  Capacity leased                                    87%               91%               78%               90%
  Throughput                                     43,811            37,219            98,983           131,795
  Vessel calls                                      257               227               755               784


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated condensed income statements.

                              Results of Operations
                             (Dollars in Thousands)


                                                             Three Months Ended September 30,
                                                   ---------------------------------------------------------
                                                             2000                            2001
                                                   -------------------------        ------------------------
                                                                      % of                           % of
                                                   Dollars          Revenues        Dollars         Revenues
                                                   -------          --------        -------         --------
Revenues:
    Terminaling services                           $17,929             31.2%        $17,771             34.8%
    Product sales                                   39,613             68.8          33,297             65.2
                                                   -------          -------         -------          -------
        Total revenues                              57,542            100.0          51,068            100.0
                                                   -------          -------         -------          -------
 Costs of revenues:
    Terminaling services                            10,178             17.7          11,428             22.4
    Product sales                                   38,136             66.3          31,094             60.9
                                                   -------          -------         -------          -------
        Total costs of revenues                     48,314             84.0          42,522             83.3
                                                   -------          -------         -------          -------
Gross profit:
    Terminaling services                             7,751             13.4           6,343             12.4
    Product sales                                    1,477              2.6           2,203              4.3
                                                   -------          -------         -------          -------
        Total gross profit                           9,228             16.0           8,546             16.7
 Administrative expenses                             2,369              4.1           2,733              5.3
                                                   -------          -------         -------          -------
    Operating income                                 6,859             11.9           5,813             11.4
 Interest expense                                    3,191              5.6           3,314              6.5
 Interest income                                        99              0.2             207              0.4
                                                   -------          -------         -------          -------
 Income before provision for income taxes            3,767              6.5           2,706              5.3
 Provision for income taxes                            195              0.3             272              0.5
                                                   -------          -------         -------          -------
    Net income                                     $ 3,572              6.2%        $ 2,434              4.8%
                                                   =======          =======         =======          =======

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)



                                                             Three Months Ended September 30,
                                                   ---------------------------------------------------------
                                                             2000                            2001
                                                   -------------------------        ------------------------
                                                                      % of                           % of
                                                   Dollars          Revenues        Dollars         Revenues
                                                   -------          --------        -------         --------
Revenues:
    Terminaling services                           $ 44,670             29.0%        $ 54,984             35.4%
    Product sales                                   109,404             71.0          100,157             64.6
                                                   --------          -------         --------          -------
        Total revenues                              154,074            100.0          155,141            100.0
                                                   --------          -------         --------          -------
 Costs of revenues:
    Terminaling services                             30,373             19.7           33,642             21.7
    Product sales                                   104,310             67.7           93,648             60.3
                                                   --------          -------         --------          -------
        Total costs of revenues                     134,683             87.4          127,290             82.0
                                                   --------          -------         --------          -------
Gross profit:
    Terminaling services                             14,297              9.3           21,342             13.8
    Product sales                                     5,094              3.3            6,509              4.2
                                                   --------          -------         --------          -------
        Total gross profit                           19,391             12.6           27,851             18.0
 Administrative expenses                              7,059              4.6            8,117              5.2
                                                   --------          -------         --------          -------
    Operating income                                 12,332              8.0           19,734             12.8
 Interest expense                                     9,551              6.2            9,942              6.4
 Interest income                                        252              0.2              680              0.4
                                                   --------          -------         --------          -------
 Income before provision for income taxes             3,033              2.0           10,472              6.8
 Provision for income taxes                             716              0.5              725              0.5
                                                   --------          -------         --------          -------
    Net income                                     $  2,317              1.5%        $  9,747              6.3%
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

                              Revenues by Location
                             (Dollars in Thousands)


                                                             Three Months Ended September 30,
                                                 -----------------------------------------------------------
                                                           2000                            2001
                                                 -------------------------        --------------------------
                                                                    % of                             % of
                                                 Dollars            Total         Dollars            Total
                                                 -------          --------        -------           --------
Netherlands Antilles and the Caribbean          $51,945               90.3%        $42,438             83.1%
Canada                                            5,597                9.7           8,630             16.9
                                                -------            -------         -------          -------
    Total                                       $57,542              100.0%        $51,068            100.0%
                                                =======            =======         =======          =======


                                                              Nine Months Ended September 30,
                                                   ---------------------------------------------------------
                                                             2000                            2001
                                                   -------------------------        ------------------------
                                                                      % of                           % of
                                                   Dollars            Total         Dollars          Total
                                                   -------          --------        -------         --------
Netherlands Antilles and the Caribbean            $140,676             91.3%        $133,766           86.2%
Canada                                              13,398              8.7           21,375           13.8
                                                  --------          -------         --------        -------
    Total                                         $154,074            100.0%        $155,141          100.0%
                                                  ========          =======         ========        =======


       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)

                          Operating Income by Location
                             (Dollars in Thousands)


                                                             Three Months Ended September 30,
                                                   ---------------------------------------------------------
                                                             2000                            2001
                                                   -------------------------        ------------------------
                                                                      % of                           % of
                                                   Dollars            Total         Dollars          Total
                                                   -------          --------        -------         --------
Netherlands Antilles and the Caribbean             $5,521             80.5%        $3,659             62.9%
Canada                                              1,338             19.5          2,154             37.1
                                                   ------          -------         ------          -------
    Total                                          $6,859            100.0%        $5,813            100.0%
                                                   ======          =======         ======          =======

                                                              Nine Months Ended September 30,
                                                   ---------------------------------------------------------
                                                             2000                            2001
                                                   -------------------------        ------------------------
                                                                      % of                           % of
                                                   Dollars            Total         Dollars          Total
                                                   -------          --------        -------         --------
Netherlands Antilles and the Caribbean             $10,157             82.4%        $13,548             68.7%
Canada                                               2,175             17.6           6,186             31.3
                                                   -------          -------         -------          -------
    Total                                          $12,332            100.0%        $19,734            100.0%
                                                   =======          =======         =======          =======


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH THE SAME PERIODS OF 2000

REVENUES

         Total revenues for the three months ended September 30, 2001, and 2000, were $51.1 million and $57.5 million, respectively, representing a decrease of $6.4 million or 11.3%. The decrease in total revenues is primarily due to lower average selling prices in the product sales segment. Total revenues for the nine months ended September 30, 2001, and 2000, were $155.1 million and $154.1 million, respectively, representing an increase of $1.0 million or 0.7%. The increase in total revenues during this period is primarily due to increased revenues from terminaling services, partially offset by lower average selling prices on product sales.

         Revenues from terminaling services for the three and nine months ended September 30, 2001, were $17.8 million and $55.0 million, compared to $17.9 million and $44.7 million for the same periods of 2000, representing a decrease of $0.1 million or 0.9%, and an increase of $10.3 million or 23.1%, respectively. The decrease in terminaling services revenues for the three months ended September 30, 2001, compared to the same period in 2000, was primarily the result of decreased throughput of crude oil at St. Eustatius, partially as a result of maintenance at certain refineries receiving crude oil from our customers, and fewer vessels working cargo. The increase in terminaling services revenues for the nine months ended September 30, 2001, compared to the same period in 2000, was primarily the result of improved leasing of our available capacity, additional barrels of throughput, and increased vessel calls working cargo.

         As of September 30, 2001, approximately 70.8% of our total storage capacity was leased pursuant to long-term contracts. For the nine months ended September 30, 2001, approximately 59.9% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


         Revenues from terminaling services at St. Eustatius decreased approximately $1.8 million or 14.3% during the three months ended September 30, 2001, as compared to the same period of 2000. The decrease in revenues from terminaling services was primarily due to reduced throughput and fewer vessels working cargo. Twenty-three fewer cargo vessels (excluding vessels calling only to take on bunker fuel) called at the St. Eustatius facility during the three months ended September 30, 2001, than during the same period of 2000, resulting in lower revenues from port charges. Additionally, during the three months ended September 30, 2001, throughput decreased 27.4%, as compared to the same period of 2000.

         Revenues from terminaling services at St. Eustatius increased approximately $3.8 million or 12.0% during the nine months ended September 30, 2001, as compared to the same period of 2000. The increase in revenues from terminaling services was due primarily to improved leasing of our available capacity, additional barrels of throughput, and increased vessel calls working cargo. Thirty additional cargo vessels (excluding vessels calling only to take on bunker fuel) called at the St. Eustatius facility during the nine months ended September 30, 2001, than during the same period of 2000, resulting in higher revenues from port charges. Additionally, during the nine months ended September 30, 2001, throughput increased 26.4%, as compared to the same period of 2000.

         For the nine months ended September 30, 2001, the overall percentage of capacity leased at St. Eustatius was 94% as compared to 86% for the same period of 2000, primarily reflecting increases in the percentage of capacity leased for fuel oil storage. The increase in the percentage of capacity leased for fuel oil storage resulted principally from new short-term and long-term product storage contracts. For the three months ended September 30, 2001 and 2000, the overall percentage of capacity leased at St. Eustatius remained unchanged at 94%. During the three and nine months ended September 30, 2001, our average revenue per barrel leased has increased for this facility by 0.4% and 3.9%, respectively.

         Revenues from terminaling services at Point Tupper increased approximately $1.6 million or 28.6%, and $6.5 million or 48.9% during the three and nine months ended September 30, 2001, as compared to the same periods of 2000. The increases in revenues from terminaling services were due primarily to a higher percentage of tank capacity leased resulting from new short-term storage contracts, a long-term storage contract with a gasoline blender, a long-term crude oil storage contract, and from increased throughput of crude oil. The percentage of tank capacity leased at Point Tupper was 87% and 84% for the three and nine months ended September 30, 2001, as compared to 76% and 67% for the same periods of 2000. Sixteen and sixty-one additional cargo vessels called during the three and nine months ended September 30, 2001, as compared to the same periods of 2000, which led to higher revenues from port charges at this facility. During the three and nine months ended September 30, 2001, our average revenue per barrel leased has increased for this facility.

         Revenues from product sales were $33.3 million and $100.2 million for the three and nine months ended September 30, 2001, compared to $39.6 million and $109.4 million for the same periods of 2000, representing decreases of $6.3 million or 15.9% and $9.2 million or 8.5%, respectively. The decreases were primarily due to lower average selling prices. Average selling prices decreased 17.4% and 11.1% when comparing the three and nine months ended September 30, 2001, with the same periods of 2000. Metric tons of bunkers and bulk oil delivered increased 1.8% and 3.0% during the three and nine months ended September 30, 2001, respectively, as compared to the same periods of 2000.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


GROSS PROFIT

         Gross profit for the three months ended September 30, 2001, was $8.5 million compared to $9.2 million for the same period of 2000, representing a decrease of $0.7 million or 7.4%. The decrease in gross profit for the three months ended September 30, 2001, was primarily the result of the decreased revenues from terminaling services discussed above. Gross profit for the nine months ended September 30, 2001, was $27.9 million compared to $19.4 million for the same period of 2000, representing an increase of $8.5 million. The increase in gross profit for the nine months ended September 30, 2001, was primarily the result of the increased revenues from terminaling services discussed above. Additionally, during the nine months ended September 30, 2000, we replaced certain hoses attached to our single point mooring system. As a result, we incurred a non-cash charge to depreciation expense of $0.8 million during the first quarter of 2000 which is included in costs of terminaling services revenues.

         Gross profit from our product sales segment for the three and nine months ended September 30, 2001, was $2.2 million and $6.5 million compared to $1.5 million and $5.1 million for the same periods of 2000, representing increases of $0.7 million or 49.2% and $1.4 million or 27.8%, respectively. These increases in gross profit from product sales are primarily due to greater quantities of bunker fuels delivered and higher margins realized due to improved purchasing of products.

         Our operating expenses, which are included in costs of revenues, are relatively fixed. However, operating expenses at both St. Eustatius and Point Tupper have increased during the three and nine months ended September 30, 2001, as compared to the same periods of 2000, primarily due to increased personnel costs, contract labor and marine equipment expenses resulting from the significantly higher throughput and number of vessels working cargo at both facilities during the first nine months of 2001.

ADMINISTRATIVE EXPENSES

         Administrative expenses were $2.7 million and $8.1 million for the three and nine months ended September 30, 2001, as compared to $2.4 million and $7.1 million for the same periods of 2000, representing increases of $0.3 million or 15.4% and $1.0 million or 15.0%, respectively. The increases during the three and nine months ended September 30, 2001, as compared to the same periods of 2000, were primarily the result of higher personnel costs (including certain performance-based compensation), depreciation, and costs associated with marketing, financing, and development projects.

INTEREST EXPENSE

         During the three and nine months ended September 30, 2001, we incurred $3.3 million and $9.9 million of interest expense compared to $3.2 million and $9.6 million for the same periods of 2000, representing increases of $0.1 million or 3.9% and $0.3 million or 4.1%, respectively. The increases during the three and nine months ended September 30, 2001, as compared to the same periods of 2000, were primarily due to interest on equipment financing secured by the M/V STATIA RESPONDER, which is discussed further below. Interest expense includes interest accrued on our long-term debt, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and bank charges.

PROVISION FOR INCOME TAXES

         The provisions for income taxes were $0.3 million and $0.7 million for the three and nine months ended September 30, 2001, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2000, respectively.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


NET INCOME

         The Company produced net income of $2.4 million and $9.7 million for the three and nine months ended September 30, 2001, as compared to net income of $3.6 million and $2.3 million for the same periods of 2000, representing a decrease of $1.2 million and an increase of $7.4 million, respectively. These changes were primarily attributable to the net effect of the factors discussed above.

SELECTED PROJECTED FINANCIAL INFORMATION

         The 2001 year end results will be dictated by numerous market factors, including the general direction of world economies, the crude oil production decisions of the Organization of Petroleum Exporting Countries and other producers, the relationship of natural gas prices to other liquid petroleum products, overall gasoline and diesel oil supplies throughout the Americas, longer term effects of competition for products we sell, weather conditions in North America, and ultimately our ability to renew or replace existing storage contracts. We are projecting that Adjusted EBITDA (a measure of cash flow from recurring operations) for the year ending December 31, 2001, will range between $37.0 million and $40.0 million. Adjusted EBITDA for the fourth quarter of 2001 is presently anticipated to fall between $7.5 million and $10.5 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $19.9 million and $16.2 million for the nine months ended September 30, 2001 and 2000, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net income and positive operating cash flow have resulted primarily from depreciation and amortization burdens, and changes in various working capital accounts. The provision for possible bad debts for the nine months ended September 30, 2000, was partially reversed during the fourth quarter of 2000 when payment was received from a customer.

         We periodically purchase refined petroleum products for resale as product sales, and our inventory balances change based on these activities. At September 30, 2001, we had an inventory balance of $4.2 million compared to $1.6 million at December 31, 2000.

CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities, consisting primarily of purchases of property and equipment, was $6.2 million and $7.3 million for the nine months ended September 30, 2001 and 2000, respectively. See the table below entitled "Summary of Capital Expenditures by Type."

         During the three months ended September 30, 2000, we acquired an interest for $0.5 million in a technology investment company which holds as its sole investment an investment in a company providing on-line trading of certain petroleum products. During the three months ended March 31, 2001, we invested an additional $0.1 million in the technology investment company. In April 2001, we provided the online petroleum products trading company $0.03 million in the form of a convertible loan in conjunction with similar loans from other investors. This loan and accrued interest thereon were replaced in September 2001 with a new loan with a maturity date of December 31, 2001.

         The online petroleum products trading company is currently experiencing potential cash flow shortfalls. We are evaluating alternatives for recovering our investments and loans (carried at cost as of September 30, 2001) in the technology investment company and on-line petroleum products trading company. Should these efforts prove unsuccessful, we may incur an immediate charge to write-off all or a portion of our investment aggregating $0.7 million at November 13, 2001.

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

         On February 14, 2001, we paid $1.2 million to holders of our class A common shares, representing a distribution of $0.20 per share. The $0.25 per share difference between the declared distribution and the target quarterly distribution of $0.45 per share represents an arrearage which must be paid from future available cash. On May 15, 2001, and August 14, 2001, we paid $2.7 million to holders of our class A common shares, representing distributions of $0.45 per share.

         On October 17, 2001, our board of directors declared a distribution of $0.45 per share on our class A common shares payable November 14, 2001, to shareholders of record on October 31, 2001. Since the distribution equals the target quarterly distribution rate stated in our articles of incorporation, the aggregate class A common share arrearage remains unchanged at $1.60 per share.

         For the period from inception of our Stock Purchase Program through September 30, 2001, and November 13, 2001, we had acquired 1,586,747 class A common shares, at an aggregate cost of $11.1 million. As conditions warrant, we intend to continue periodic open market purchases of our class A common shares.

         On January 24, 2001, options to purchase 235,500 class A common shares were granted to certain of our employees and non-employee directors at an exercise price of $8.094 per share, representing the fair market value of the class A common shares on the date of grant. On August 27, 2001, options to purchase 680,000 class A common shares were granted to certain of our employees at an exercise price of $5.00 per share which was below the fair market value of the class A common shares on the date of grant. These options were granted pursuant to our 1999 share option plan and generally vest in proportion to the conversion of our class B subordinated shares to class A common shares after the subordination period, and as otherwise described in our articles of incorporation or upon a change in control as defined in the stock option plan. As of November 13, 2001, options on 4,000 shares of class A common shares remained available for grant under our existing stock option plan.

         As of November 13, 2001, no event of default existed and was continuing under the indenture to our 11 3/4% mortgage notes of which $101.0 million are outstanding. The consolidated fixed charge coverage ratio as defined in the indenture was at least 2.0 to 1 at September 30, 2001. Additionally, at September 30, 2001, the sum of Statia Terminals International's dividends, restricted payments, aggregate consolidated net income (deficit) and capital stock proceeds was approximately $14.9 million.

         We have a $17.5 million revolving credit facility secured by our accounts receivable and oil inventory, which renews annually under the original terms of the agreement unless otherwise canceled by either party. The revolving credit facility is available for working capital needs and letter of credit financing, and it permits us to borrow in accordance with a defined available borrowing base, which was approximately $14.2 million at September 30, 2001. The revolving credit facility bears interest at the prime rate plus 0.50% per annum (5.50% at November 13, 2001) and will expire on November 27, 2002. There was no outstanding balance at September 30, 2001.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


         In March 2000, the ownership of the M/V STATIA RESPONDER, an emergency response and maintenance vessel, was transferred from one of our existing subsidiaries to a newly created subsidiary. In December 2000, this newly created subsidiary borrowed $7.0 million from an equipment financing company utilizing the vessel as collateral. The loan requires monthly payments of principal and interest over six years. Interest accrues at three month London InterBank Offered Rates plus 3.2% (6.76% at November 13, 2001) and adjusts each month.
The loan is subject to certain financial covenants, the most restrictive of which include, but are not limited to, the following: (i) a debt service coverage ratio of at least 1.50 to 1, (ii) the maintenance of $70.0 million of net worth, and (iii) the maintenance of specified insurance coverage limits on the collateral. We are in compliance with the financial covenants of the loan. During the nine months ended September 30, 2001, we repaid $0.8 million of the loan principal.

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

CAPITAL EXPENDITURES

         Our projected capital spending for 2001 will range between $7.0 million and $8.0 million primarily for operations sustaining capital expenditures. Additional spending is contingent upon the addition of incremental terminaling business.

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

                     Summary of Capital Expenditures by Type
                             (Dollars in Thousands)

                                                               Three Months Ended September 30,
                                                   ---------------------------------------------------------
                                                             2000                            2001
                                                   -------------------------        ------------------------
                                                                      % of                           % of
                                                   Dollars            Total         Dollars          Total
                                                   -------          --------        -------         --------
Produce incremental revenues                        $   50              1.9%        $  258             10.9%
Operations sustaining capital expenditures           2,609             98.1          2,103             89.1
                                                    ------          -------         ------          -------
    Total                                           $2,659            100.0%        $2,361            100.0%
                                                    ======          =======         ======          =======

                                                              Nine Months Ended September 30,
                                                   ---------------------------------------------------------
                                                             2000                            2001
                                                   -------------------------        ------------------------
                                                                      % of                           % of
                                                   Dollars            Total         Dollars          Total
                                                   -------          --------        -------         --------
Produce incremental revenues                        $  196              2.9%        $  773             12.8%
Operations sustaining capital expenditures           6,605             97.1          5,265             87.2
                                                    ------          -------         ------          -------
    Total                                           $6,801            100.0%        $6,038            100.0%
                                                    ======          =======         ======          =======


         We continue to investigate a salt deposit located on a parcel of land very near our Point Tupper facility. At this point in time, we have not established sufficient information to determine whether or not this project will ever produce income. However, it is anticipated that should the project prove successful, it would not produce revenues until at least 2004. This project, like any project in which we may become involved, will require adequate prospective returns in order to be developed. Through September 30, 2001, we have capitalized $1.0 million related to this project of which approximately $0.4 million was capitalized during the nine months ended September 30, 2001. Should this or any project be abandoned, we may incur an immediate charge to write-off any amounts capitalized.

         We continue to review and develop certain software applications used in the operations of our marine terminals and certain internally developed applications intended to upgrade the existing software. In addition, we are evaluating the suitability of commercially available software including possible integration of third-party software with our systems. The ultimate outcome of this effort may result in a decision to enhance or replace the existing and internally developed applications or abandon this software. As of September 30, 2001, net third-party capitalized costs related to the development and enhancement of these applications were approximately $0.8 million.

       Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations - (Continued)


ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS

         In connection with the acquisition of certain companies from Praxair, Inc. by Castle Harlan Partners II L.P. (the "Castle Harlan Acquisition"), studies were undertaken by and for Praxair, Inc. to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper facility. Praxair, Inc. has agreed to pay for certain of these environmental costs subject to certain limitations. Praxair, Inc. has paid approximately $5.6 million during the period from November 27, 1996, to September 30, 2001, related to such costs. As of September 30, 2001, Praxair, Inc. owed us approximately $0.1 million related to such costs. Based on investigations conducted and information available to date, the potential cost of additional remediation and compliance is estimated at approximately $13 million, substantially all of which we believe is the responsibility of Praxair, Inc. per the Castle Harlan Acquisition agreement. We believe that environmental, health, and safety costs will not have a material adverse effect on our financial position, cash flows, or results of operations, subject to reimbursements from Praxair, Inc.

         We have also identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. for which $1.5 million were accrued in 1996 in conjunction with the Castle Harlan Acquisition, of which $1.1 million remained at December 31, 2000. During the nine months ended September 30, 2001, $0.04 million were expended against this accrual. During the nine months ended September 30, 2001, we identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. and accrued $0.05 million related to these costs, against which $0.03 million were expended through September 30, 2001.

TAX MATTERS

         Our Free Zone and Profit Tax Agreement with the island government of St. Eustatius expired on December 31, 2000. The agreement required, among other things, payment of a minimum annual tax of 0.5 million Netherlands Antilles Guilders or approximately $0.3 million. We have been adhering to the terms of this agreement since its expiration. Discussions regarding a modified and extended agreement are in progress, and we believe that, although some terms and conditions will be modified from those of the prior agreement and that the amounts payable may increase or decrease, the execution of a new extended agreement is likely. However, if the beneficial tax status of our facilities is terminated, or if significant adverse modifications are made to the tax agreement, our business, financial condition, results of operations, and cash flows may be adversely affected.

         On September 30, 2001, and October 1, 2001, certain of our subsidiaries, Statia Terminals Canada, Incorporated ("STCI"), together with Point Tupper Marine Services Limited ("PTMS") and Statia Terminals Canada Holdings, Inc. ("STCHI"), a newly formed wholly-owned subsidiary of STCI, reorganized such that the businesses previously carried on by these corporations, other than the spill response business of PTMS, were transferred to Statia Terminals Canada Partnership ("STCP"), a general partnership formed under the laws of the Province of Nova Scotia, Canada, consisting of STCI, PTMS, and STCHI as the only partners. We effected the reorganization of our Canadian operations in order to consolidate certain activities and gain operational efficiencies. Additionally, as a result of the reorganization, Canadian net operating loss carry-forwards, substantially all of which were to expire unutilized at the end of 2001, were applied against the tax gain arising from the transfer of certain assets to the partnership. The resultant step-up in the tax basis of the assets transferred will be available for future years' tax depreciation deductions. We have provided a full valuation allowance against the net deferred tax asset resulting from this reorganization, aggregating approximately $19.6 million, because we cannot determine that it is likely that the deferred tax asset will be utilized in the future.

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

         The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The new rule modifies the accounting rules for obligations associated with the retirement of an asset and must be adopted for fiscal years beginning after June 15, 2002. We are currently evaluating the new standard but have not determined whether or not the ultimate implementation of this standard by us will have a material effect on our business, financial condition, results of operations, or cash flows.

         The FASB recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The new rule addresses financial accounting and reporting for the impairment or disposal of long-lived assets, establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rule must be adopted for fiscal years beginning after December 15, 2001. We are currently evaluating the new standard but have not determined whether or not the ultimate implementation of this standard by us will have a material effect on our business, financial condition, results of operations, or cash flows.

RECENT DEVELOPMENTS

         On November 12, 2001, Group and Kaneb Pipe Line Operating Partnership, L.P. ("Kaneb"), a limited partnership organized under the laws of the State of Delaware, entered into a Stock Purchase Agreement, pursuant to which Group will sell to Kaneb all of the outstanding capital stock of each of Statia Terminals International N.V., Statia Technology, Inc. and Statia Marine, Inc. (the "Operating Subsidiaries"), which constitute substantially all of Group's assets, in consideration for a purchase price of approximately $307 million including cash on hand and the assumption of approximately $107 million of indebtedness of the Operating Subsidiaries. The purchase price is subject to adjustment following the sale to reflect the amount of combined cash of the Operating Subsidiaries and their respective subsidiaries on the date of the sale. Following the sale, Group intends to distribute the proceeds of the sale to holders of Group's class A common shares, class B subordinated shares and class C shares, and subsequently to liquidate.

         Consummation of the sale is not subject to any financing condition, but is subject to other customary closing conditions, including approval of the sale by 66-2/3% of all votes cast by holders of the class A common shares and class B subordinated shares, voting together, at a special meeting at which at least one-half of Group's voting securities are represented. In addition, consummation of the sale and subsequent liquidation is subject to approval by 66-2/3% of all votes cast by holders of the class A common shares, voting separately as a class, of an amendment to Group's articles of incorporation to provide the method of distribution of the proceeds from the sale among the holders of the class A common shares, the class B subordinated shares and the class C shares.

         Subject to receipt of the shareholder approvals referred to above, following the consummation of the sale, a distribution in the aggregate of $108.2 million will be made to the holders of the class A common shares (representing a distribution of $18.00 per class A common share) and a distribution in the aggregate of $62.3 million will be made to the holders of the class B subordinated shares (representing a distribution of $16.40 per class B subordinated share). Holders of class C will be entitled to receive Group's remaining assets after any adjustment to the purchase price described above and after payment of Group's liabilities (including payments to optionholders described below) immediately prior to liquidation. Based on information currently available to Group, assuming the closing of the sale in the first quarter of 2002 and assuming no unanticipated claims are presented between the date hereof and the date of the liquidation, Group believes that holders of the class C shares are likely to receive an aggregate distribution of approximately $8.1 million. In addition, holders of options to purchase class A common shares will be paid an aggregate of $13.9 million out of the sale proceeds in consideration for the surrender of such options.

         The distribution to the holders of class A common shares following consummation of the sale includes payment for all unpaid dividends that will have accrued in favor of the class A common shares prior to the date of the distribution. For additional information on this transaction, please see Form 8-K filed by Statia Terminals Group N.V. with the U.S. Securities and Exchange Commission on November 14, 2001.

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

         The following table indicates the aggregate carrying amount of our petroleum products on hand at September 30, 2001, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products. The fair value of such products is estimated based on recent sales activity at our facilities.

                       ON BALANCE SHEET COMMODITY POSITION
                             (DOLLARS IN THOUSANDS)


                                                As of September 30, 2001
                                          ---------------------------------
                                          Carrying Amount        Fair Value
                                          ---------------        ----------

Petroleum Inventory:
    Statia Terminals N.V                     $2,866              $3,404
    Statia Terminals Canada                   1,364               1,777
                                             ------              ------
        Total                                $4,230              $5,181
                                             ======              ======

         Except for minor local operating expenses in Canadian dollars and Netherlands Antilles guilders, and certain Canadian dollar-denominated revenues, all of our transactions are in U.S. dollars. Therefore, we believe we are not significantly exposed to exchange rate fluctuations.

         Most of our present debt obligations carry a fixed rate of interest. Therefore, we believe our exposure to interest rate fluctuations is minimal. The revolving credit facility varies with changes in the lender's prime lending rate, and the loan collateralized by the M/V STATIA RESPONDER is indexed to three month London InterBank Offered Rates.

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

                    Item 6. Exhibits and Reports On Form 8-K.

(a)      Exhibits (for electronic filing only)

3.1a Articles of Incorporation Statia Terminals Group N.V., as amended July 30, 2001.

4.1e Fifth Amendment, dated as of September 30, 2001, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee.

4.16a Amendment to Share Pledge Agreement, dated as of September 30, 2001, by Statia Terminals Canada, Incorporated.

4.25 Statia Terminals Canada Partnership Agreement made as of September 21, 2001, between Statia Terminals Canada, Incorporated, Point Tupper Marine Services Limited, and Statia Terminals Canada Holdings, Inc.

4.26 Securities Pledge Agreement, dated as of September 30, 2001, by and among Point Tupper Marine Services Limited and Statia Terminals Canada Holdings, Inc. and HSBC Bank USA (formerly known as Marine Midland
         Bank), as Trustee.

4.27 Guarantee, dated as of September 30, 2001 made by Statia Terminals Canada, Incorporated, Point Tupper Marine Services Limited and Statia Terminals Canada Holdings, Inc.

4.28 Guarantee, dated as of September 30, 2001 made by Statia Terminals Canada Holdings, Inc.

10.6a Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and James
         G. Cameron.

10.6b Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and James
         G. Cameron.

10.7a Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Thomas
         M. Thompson, Jr.

10.7b Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Thomas
         M. Thompson, Jr.

10.8a Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Robert
         R. Russo.

10.8b Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Robert
         R. Russo.

10.9a Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and John D. Franklin.

10.9b Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and John D. Franklin.

10.10a Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and James
         F. Brenner.

10.10b Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and James
         F. Brenner.

10.11a Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Jack R. Pine.

10.11b Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Jack R. Pine.

10.16 Statia Salaried Employee Severance Pay Plan, as adopted effective August 29, 2001.


(b)    Reports on Form 8-K

       On November 14, 2001, Statia Terminals Group N.V. filed a Form 8-K with the U.S. Securities Exchange Commission announcing the potential sale of substantially all of its operating subsidiaries to Kaneb Pipe Line Operating Partnership, L.P. and the subsequent liquidation of Statia Terminals Group N.V.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STATIA TERMINALS GROUP N.V.
                                                (Registrant)
Date: November 14, 2001


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