Form 10-Q/A
period 2001-09-30
STATIA TERMINALS GROUP NV
filed 2002-01-23
CIK 1078029

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

                           STATIA TERMINALS GROUP N.V.

                        Quarterly Report On Form 10-Q/A
                               September 30, 2001

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

Signatures                                                                     S-1


         THIS QUARTERLY REPORT ON FORM 10-Q/A (THIS "REPORT") CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN ITEMS 1, 2, AND 3 OF PART I HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE," "PROJECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW, AND SPEAK ONLY AS OF THE DATE HEREOF. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF FLUCTUATIONS IN THE SUPPLY OF AND DEMAND FOR CRUDE OIL AND PETROLEUM PRODUCTS, CHANGES IN THE PETROLEUM TERMINALING INDUSTRY, ADDED COSTS DUE TO CHANGES IN GOVERNMENT REGULATIONS AFFECTING THE PETROLEUM INDUSTRY, INABILITY TO MAINTAIN OUR TAX STATUS, THE LOSS OF A MAJOR CUSTOMER OR CUSTOMERS, THE LOSS OF A MAJOR VENDOR OR SUPPLIER OF PETROLEUM PRODUCTS, THE FINANCIAL CONDITION OF OUR CUSTOMERS, INTERRUPTION OF OUR OPERATIONS CAUSED BY ADVERSE WEATHER CONDITIONS, CHANGES TO OUR CONTRACT LABOR ARRANGEMENTS, THE CONDITION OF THE U.S. AND CERTAIN FOREIGN ECONOMIES, CAPITAL MARKET UNCERTAINTIES, AND OTHER MATTERS INCLUDED IN THIS REPORT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

         FREQUENTLY IN THIS REPORT, ESPECIALLY WHEN DISCUSSING OUR OPERATIONS, WE REFER TO OURSELVES, STATIA TERMINALS GROUP N.V. AND OUR SUBSIDIARIES, AS "WE" OR "US".

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)


                                                              December 31,      September 30,
                                                                  2000               2001
                                                              ------------      ------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                   $  17,472           $  21,220
   Accounts receivable-
     Trade, net                                                   13,482              15,522
     Other                                                         1,156                 510
   Inventory, net                                                  1,552               4,230
   Prepaid expenses                                                1,591               2,257
                                                               ---------           ---------

           Total current assets                                   35,253              43,739

PROPERTY AND EQUIPMENT, net                                      202,061             199,062

OTHER NONCURRENT ASSETS, net                                       3,424               2,342
                                                               ---------           ---------
           Total assets                                        $ 240,738           $ 245,143
                                                               =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $  12,145           $  13,736
   Accrued interest payable                                        1,535               4,518
   Other accrued expenses                                          9,739               9,701
   Current maturities of long-term debt                            1,069               1,167
                                                               ---------           ---------

           Total current liabilities                              24,488              29,122

DISTRIBUTIONS PAYABLE                                              2,913               2,913
LONG-TERM DEBT, net of current maturities                        106,931             106,056
                                                               ---------           ---------

           Total liabilities                                     134,332             138,091
                                                               ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Class A common shares                                              76                  76
   Class B subordinated shares                                        38                  38
   Class C shares                                                     --                  --
   Additional paid-in capital                                    129,834             135,257
   Notes receivable from shareholders                             (1,448)             (1,448)
   Accumulated deficit                                           (13,509)            (10,412)
   Class A common shares in treasury                              (8,585)            (11,092)
   Deferred compensation related to stock options                     --              (5,367)
                                                               ---------           ---------
           Total shareholders' equity                            106,406             107,052
                                                               ---------           ---------
           Total liabilities and shareholders' equity          $ 240,738           $ 245,143
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

         On August 27, 2001, options to purchase 680,000 class A common shares were granted to certain of the Company's employees at an exercise price of $5.00 per share which was below the fair market value of the class A common shares on the date of grant ($12.975 per share). Therefore, the Company recognized $5,423 of additional paid-in capital and an offsetting amount of deferred compensation on August 27, 2001. During the three months ended September 30, 2001, the Company recognized $56 of compensation expense related to the options granted on August 27, 2001 in accordance with Accounting Principles Board Opinion No. 25.

         All 2001 options were granted pursuant to the Company's 1999 share option plan and generally vest in proportion to the conversion of the Company's class B subordinated shares to class A common shares after the subordination period, and as otherwise described in the Company's articles of incorporation or upon a change in control as defined in the stock option plan. As of September 30, 2001, options on 4,000 shares of class A common shares remained available for grant under the Company's existing stock option plan.

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

         On January 24, 2001, options to purchase 235,500 class A common shares were granted to certain of our employees and non-employee directors at an exercise price of $8.094 per share, representing the fair market value of the class A common shares on the date of grant. On August 27, 2001, options to purchase 680,000 class A common shares were granted to certain of our employees at an exercise price of $5.00 per share which was below the fair market value of the class A common shares on the date of grant. Therefore, we recognized $5.4 million of additional paid-in capital and an offsetting amount of deferred compensation on August 27, 2001. All 2001 options were granted pursuant to our 1999 share option plan and generally vest in proportion to the conversion of our class B subordinated shares to class A common shares after the subordination period, and as otherwise described in our articles of incorporation or upon a change in control as defined in the stock option plan. Should the vesting of the options granted on August 27, 2001 be accelerated, any unamortized deferred compensation related to the vested options would be immediately recognized. As of November 13, 2001, options on 4,000 shares of class A common shares remained available for grant under our existing stock option plan.

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

         Subject to receipt of the shareholder approvals referred to above, following the consummation of the sale, a distribution in the aggregate of $108.2 million will be made to the holders of the class A common shares (representing a distribution of $18.00 per class A common share) and a distribution in the aggregate of $62.3 million will be made to the holders of the class B subordinated shares (representing a distribution of $16.40 per class B subordinated share). Holders of class C will be entitled to receive Group's remaining assets after any adjustment to the purchase price described above and after payment of Group's liabilities (including payments to option holders described below) immediately prior to liquidation. Based on information currently available to Group, assuming the closing of the sale in the first quarter of 2002 and assuming no unanticipated claims are presented between the date hereof and the date of the liquidation, Group believes that holders of the class C shares are likely to receive an aggregate distribution of approximately $9.4 million. In addition, holders of options to purchase class A common shares will be paid an aggregate of $13.9 million out of the sale proceeds in consideration for the surrender of such options.

         It is anticipated that total direct costs to third parties related to this transaction (including professional fees) will aggregate $7.6 million. Assuming closing of this transaction on February 28, 2002, it is anticipated we will immediately recognize $5.1 million of compensation expense related to the options we granted on August 27, 2001, which represents the anticipated unamortized balance of the deferred compensation on February 28, 2002. These options are discussed further above under CASH FLOW FROM FINANCING ACTIVITIES.

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

                    Item 6. Exhibits and Reports On Form 8-K.

(a)      Exhibits (for electronic filing only)

3.1a* Articles of Incorporation Statia Terminals Group N.V., as amended July 30, 2001.

4.1e* Fifth Amendment, dated as of September 30, 2001, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee.

4.16a* Amendment to Share Pledge Agreement, dated as of September 30, 2001, by Statia Terminals Canada, Incorporated.

4.25* Statia Terminals Canada Partnership Agreement made as of September 21, 2001, between Statia Terminals Canada, Incorporated, Point Tupper Marine Services Limited, and Statia Terminals Canada Holdings, Inc.

4.26* Securities Pledge Agreement, dated as of September 30, 2001, by and among Point Tupper Marine Services Limited and Statia Terminals Canada Holdings, Inc. and HSBC Bank USA (formerly known as Marine Midland
         Bank), as Trustee.

4.27* Guarantee, dated as of September 30, 2001 made by Statia Terminals Canada, Incorporated, Point Tupper Marine Services Limited and Statia Terminals Canada Holdings, Inc.

4.28* Guarantee, dated as of September 30, 2001 made by Statia Terminals Canada Holdings, Inc.

10.6a* Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and James
         G. Cameron.

10.6b* Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and James
         G. Cameron.

10.7a* Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Thomas
         M. Thompson, Jr.

10.7b* Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Thomas
         M. Thompson, Jr.

10.8a* Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Robert
         R. Russo.

10.8b* Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Robert
         R. Russo.

10.9a* Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and John D. Franklin.

10.9b* Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and John D. Franklin.

10.10a* Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and James
         F. Brenner.

10.10b* Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and James
         F. Brenner.

10.11a* Amended and restated Employment Agreement, effective August 29, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Jack R. Pine.

10.11b* Amended and restated Employment Agreement, effective November 12, 2001, between Statia Terminals Group N.V., Statia Terminals, Inc. and Jack R. Pine.

10.16* Statia Salaried Employee Severance Pay Plan, as adopted effective August 29, 2001.

  * Incorporated by reference to our September 30, 2001, Form 10-Q dated November 14, 2001.

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

                                       STATIA TERMINALS GROUP N.V.
                                                (Registrant)
Date: January 23, 2002


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