Form 10-K
period 2001-12-31
STATIA TERMINALS GROUP NV
filed 2002-04-16
CIK 1078029

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________________ to __________________

                             COMMISSION FILE NUMBER

                                    0-25821

                          STATIA TERMINALS GROUP N.V.
                             (PENDING LIQUIDATION)
             (Exact name of registrant as specified in its charter)

     Netherlands Antilles                                       52-2003016
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

                              c/o Covenant Managers
                            Werfstraat 6, Willemstad
                          Curacao, Netherlands Antilles
                               (011) 599-31-82300
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:          None


       Title of Class                   Name of Exchange On Which Registered
------------------------------          ------------------------------------
Securities Registered Pursuant                  Class A Common Shares
 to Section 12(G) of the Act:

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of Registrant's Voting Stock held by non-affiliates: Not Applicable. As explained herein, registrant has been dissolved pursuant to Netherlands Antilles law and is in the process of being liquidated.

         As of April 16, 2002 6,013,253 class A common shares of the registrant were outstanding.

                           Statia Terminals Group N.V.

                           Annual Report On Form 10-K

                                Table of Contents

PART I.    .........................................................................................................1

Item 1.    Business.................................................................................................1

Item 2.    Properties..............................................................................................15

Item 3.    Legal Proceedings.......................................................................................17

Item 4.    Submission of Matters To a Vote of Security Holders.....................................................18


PART II.   ........................................................................................................19

Item 5.    Market for Registrant's Common Equity and Related Security Matters......................................19

Item 6.    Selected Financial Data.................................................................................24

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...................26

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk..............................................47

Item 8.    Financial Statements and Supplementary Data.............................................................48

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................48


PART III.  ........................................................................................................49

Item 10.   Directors and Executive Officers of the Registrant......................................................49

Item 11.   Executive Compensation..................................................................................54

Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................................61

Item 13.   Certain Relationships and Related Transactions..........................................................62


PART IV.   ........................................................................................................64

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................64


                                     Page i

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSIONS CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN PART I AND PART II HEREOF, AS WELL AS WITHIN THIS REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS REPORT, THE WORDS "MAY," "WILL," "BELIEVE," "ANTICIPATE," "EXPECT," "ESTIMATE," "PROJECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW, AND SPEAK ONLY AS OF THE DATE HEREOF. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE PRESENTATION OF CLAIMS NOT CURRENTLY KNOWN TO US, ACTIONS TAKEN BY OUR LIQUIDATOR OR BY THE NETHERLANDS ANTILLES AUTHORITIES IN CONNECTION WITH OUR LIQUIDATION, AND OTHER MATTERS INCLUDED IN THIS REPORT. WE DO NOT UNDERTAKE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

         FREQUENTLY IN THIS REPORT, WE REFER TO OURSELVES, STATIA TERMINALS GROUP N.V. ("GROUP") AND OUR FORMER SUBSIDIARIES, AS "WE," "US," THE "COMPANY," OR "GROUP." ON FEBRUARY 28, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ASSETS, CONSISTING OF STATIA TERMINALS INTERNATIONAL N.V. ("INTERNATIONAL") AND ITS SUBSIDIARIES, STATIA TECHNOLOGY, INC. ("TECHNOLOGY"), AND STATIA MARINE, INC. ("MARINE"), TO AN ENTITY ("KANEB") AFFILIATED WITH KANEB PIPE LINE PARTNERS, L.P. (NYSE: KPP) WHOSE GENERAL PARTNER IS KANEB SERVICES LLC (NYSE: KSL), AND WE REFER TO THE SALE EVENT ON FEBRUARY 28, 2002, AS THE "CLOSING." ON OR BEFORE FEBRUARY 28, 2002, REFERENCES TO "WE," "US," OR "GROUP" GENERALLY INCLUDE OUR FORMER SUBSIDIARIES, WHILE AFTER FEBRUARY 28, 2002, THE REFERENCES ARE ONLY TO GROUP. ADDITIONALLY, WE REFER TO THE SUBSIDIARIES SOLD BY GROUP ON FEBRUARY 28, 2002, COLLECTIVELY AND INDIVIDUALLY AS "OUR FORMER SUBSIDIARIES." THE INFORMATION PROVIDED WITH RESPECT TO OUR FORMER SUBSIDIARIES IS ONLY PROVIDED THROUGH FEBRUARY 28, 2002. WE HAVE ONLY PROVIDED CERTAIN PUBLICLY AVAILABLE INFORMATION WITH RESPECT TO OUR FORMER SUBSIDIARIES RELATING TO ANY PERIOD SUBSEQUENT TO FEBRUARY 28, 2002, AND WE DISCLAIM ANY RESPONSIBILITY FOR OUR FORMER SUBSIDIARIES SUBSEQUENT TO THAT DATE.

                                     PART I.

                                ITEM 1. BUSINESS

                  SALE OF SUBSIDIARIES AND LIQUIDATION OF GROUP

         On February 22, 2002, our shareholders voted to sell substantially all of our assets, consisting of the outstanding capital stock of our former subsidiaries, to Kaneb, and to dissolve and liquidate Group. Substantially all of the proceeds from the sale transaction were distributed to our shareholders beginning on February 28, 2002. Holders of our class A common shares and class B subordinated shares received distributions of $18.4998 per share and $16.8844 per share, respectively. Our class C shareholder received a distribution of approximately $7.0 million, and we estimate that our class C shareholder will receive a further distribution of approximately $3.0 million following our liquidation, assuming no adjustments to the purchase price received from Kaneb are required and no unanticipated claims are presented to Group or additional costs are incurred by Group.

         At the close of trading on February 28, 2002, we terminated the listing of our class A common shares on the Nasdaq National Market and our transfer agent closed its stock transfer books and ceased recording transfers of our class A common shares as of that date. Our dissolution under Netherlands Antilles law occurred on March 2, 2002, and we are currently in the process of liquidating Group. This process is described in detail under ITEM 5. "MARKET FOR REGISTRANT'S COMMON EQUITY

AND RELATED SECURITY MATTERS" and is anticipated to be completed before December 31, 2002. After satisfaction of our creditors, any cash remaining at the end of the liquidation period will be paid to the holder of our class C shares. No further distributions will be made to holders of our class A common shares and class B subordinated shares.

                            INTRODUCTION AND HISTORY

         Prior to the sale of our former subsidiaries, we believe we were one of the five largest independent marine terminaling companies in the world as measured in terms of storage capacity. At the end of 2001, our tank capacity was
18.8 million barrels. We believe we were the largest independent marine terminal operator handling crude oil imported into the Eastern United States. The two terminals of our former subsidiaries were strategically located at points of minimal deviation from major shipping routes. Our former subsidiaries provided terminaling services for crude oil and refined petroleum products to many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies and ship owners. Customers of our former subsidiaries included a subsidiary of Saudi Aramco and Tosco Corporation. Our former subsidiaries' customers transshiped their products through our former subsidiaries' facilities to the Americas and Europe. Our former subsidiaries owned and operated one storage and transshipment facility located on the island of St. Eustatius, Netherlands Antilles, and one located at Point Tupper, Nova Scotia, Canada. In connection with their terminaling business, our former subsidiaries provided related value-added services, including crude oil and petroleum product blending and processing, berthing of vessels at their marine facilities, and emergency and spill response services. In addition to their terminaling services, our former subsidiaries sold bunkers, which is the fuel marine vessels consume, and bulk petroleum products to various commercial interests.

         Operations of our former subsidiaries began in 1982 as Statia Terminals N.V., with an oil products terminal located on the island of St. Eustatius, Netherlands Antilles. In 1984, CBI Industries, Inc., an industrial gases and contracting services company, acquired a controlling interest in Statia Terminals N.V. Our former subsidiaries purchased Statia Terminals Southwest, Inc. with its facility at Brownsville, Texas, in 1986. In 1990, CBI Industries became the sole owner of Statia Terminals N.V. and Statia Terminals Southwest. In 1992 and 1993, our former subsidiaries acquired an interest in, and ultimately all of, the predecessor of Statia Terminals Canada, Incorporated, the managing partner of Statia Terminals Canada Partnership, which owns the facility located at Point Tupper, Nova Scotia, Canada. Praxair, Inc. acquired CBI Industries in 1996. In November 1996, Castle Harlan Partners II, L.P., members of our former subsidiaries' management and others acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., the predecessor to Statia Terminals Canada, Incorporated, Statia Terminals, Inc., their subsidiaries and certain of their affiliates. Castle Harlan Partners II, L.P. is a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank. Group and certain of its former subsidiaries were organized for purposes of facilitating the acquisition. In connection with the November 1996 acquisition, two of our former subsidiaries issued to the public $135 million of 11 3/4% First Mortgage Notes (the "Notes") which mature on November 27, 2003. On April 5, 2002, Kaneb redeemed the Notes. See ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for further information. An unaffiliated third party purchaser bought Statia Terminals Southwest in July 1998.

         On April 28, 1999, we completed our initial public equity offering of
7.6 million class A common shares. The offering price was $20 per share raising gross proceeds of $152 million. The gross proceeds of the offering were used primarily to redeem all of our outstanding Series A, B, C, D, and E preferred stock and pay accrued dividends, underwriters' discounts, fees, and other costs directly associated with the offering. In addition, proceeds from the offering were used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34 million of the Notes, leaving $101 million outstanding at that time. In connection with the repurchase of the Notes, we incurred a $4.7 million loss on the early extinguishment of debt.

         The day-to-day operations of our former subsidiaries were managed at the respective terminal locations. Our former subsidiaries' management team and employee base possessed a diverse range of experience and skills in the terminaling industry. This experience permitted our former subsidiaries to better understand the objectives of their customers and to forge alliances with those customers at the terminals to meet those objectives. Thus, we believed that our former subsidiaries' operations extended beyond the traditional approach to terminaling. Our former subsidiaries were premier providers of the core services offered by other terminal operators. In addition, unlike many competitors, our former subsidiaries refrained from competing with their customers and provided ancillary, value-added services tailored to support the particular needs of their customers.

                                    INDUSTRY

         TERMINALING

         We believe the petroleum terminaling industry consists of two market segments. One segment is characterized by the ownership and management of terminals inland along major crude oil or petroleum product pipelines. This segment is primarily engaged in the distribution of crude oil to inland refineries or petroleum products via pipeline, rail or truck. The second segment of the industry is marine terminaling. This segment is primarily engaged in bulk storage and transshipment of crude oil and petroleum products of domestic and overseas producers, integrated oil companies, traders, refiners and distributors. Our former subsidiaries were primarily engaged in marine terminaling. "Transshipment" is the process whereby customers transfer their products either from a vessel to storage tanks for subsequent transfer to other vessels for delivery to other destinations, or from one ship to another ship across the dock.

         A substantial portion of crude oil and petroleum products storage terminals are captive, in other words, they are owned by producers, refiners, utilities, and pipeline operators and used almost exclusively for their own products and operations. The independent terminaling operator segment of the marine terminaling industry, which is described in this Report, excludes these captive terminals. Captive terminal storage is only occasionally made available to the general market and lacks some of the competitive advantages of independent operations, the most important of which is confidentiality.

         Companies generally use marine terminals for various reasons including to:

         o take advantage of economies of scale by transporting crude oil or petroleum products in bulk to a terminal as near to the ultimate destination as economically possible;
         o blend crude oil or petroleum products to meet market specifications;
         o process products to add value for a specific downstream market;
         o        temporarily store crude oil or petroleum products; and
         o access bunker fuels and lube oils for consumption by marine vessels.

         BULK CARGO MOVEMENT

         Due to significant economies of scale, petroleum companies ship crude oil from locations such as the Middle East, North Sea and West Africa in very-large or ultra-large crude carriers to a transshipment point such as one of our former subsidiaries' terminals. These very-large and ultra-large crude carriers, however, are too large to deliver their cargo directly to many ports, including virtually all U.S. ports. Therefore, most petroleum companies are forced to either partially or completely "lighter" their cargo, which is the process by which liquid cargo is transferred to smaller vessels, usually while at sea, or transship their cargo through a terminal to smaller vessels that can enter U.S., Canadian, and Caribbean ports. Both of our former subsidiaries' facilities could handle substantially all of the world's largest fully-laden very-large and ultra-large crude carriers.

         We believe that terminaling offers several advantages over lightering. Terminaling generally provides more flexibility in the scheduling of deliveries and allows the customers of our former subsidiaries to deliver their products to multiple locations. Terminaling is also generally safer and more environmentally sound than lightering which is conducted at sea and may be impacted by vessel movement, adverse weather, and sea conditions. Lightering in U.S. territorial waters also creates a risk of liability for owners and shippers of oil. Under the U.S. Oil Pollution Act of 1990 and other state and federal legislation, significant liability is imposed for spills in U.S. territorial waters. In Canada, similar liability exists under the Canadian Shipping Act. Terminaling also provides customers with the ability to access value-added terminal services.

         Lightering generally takes significantly longer than discharging at a terminal. For example, a fully-laden ultra-large crude carrier may require four or more days to fully discharge by lightering, but only 24 to 36 hours to fully discharge at a terminal. In addition, terminals allow oil producers to store oil and benefit from value-added services. The advantages of terminaling may be offset in market conditions where the direct costs of terminaling are higher than those of lightering. The direct cost differential of lightering versus terminaling changes as charter rates change for ships of various sizes. Under current market conditions, lightering in most instances costs less than terminaling, primarily by allowing very-large and ultra-large crude carriers to cover the longest portion of the total journey.

         BLENDING

         Increasingly stringent environmental regulations create additional demand for facilities that can blend a variety of components into finished products that meet such regulations as well as meet customer specific requirements. Precise blending requires specialized equipment, expertise, and availability of a full range of blendstocks. The evolving reformulated gasoline market in the U.S., resulting primarily from emission-reduction regulations, including the U.S. CLEAN AIR ACT, as amended, tightening specifications for distillates and the increasing need for blended residual fuel are expected to enhance the growth of the product blending segment of the terminaling industry. Our former subsidiaries regularly blended components to make finished gasolines and various grades of residual fuel. Crude oils were blended for various refiners.

         STRATEGIC STORAGE

         Some crude oil producers, integrated oil companies, refiners, and others have a continuing need to store crude oil and petroleum products to supply a specific downstream demand, such as to supply feedstock to a refinery or utility. The need for strategic storage is generally not as sensitive to changes in market conditions as is seasonal and opportunity storage and usually results in the realization of longer term contracts by our former subsidiaries. Our former subsidiaries had several customers who used our former subsidiaries' facilities for strategic purposes. At St. Eustatius, an oil producer leased 5.0 million barrels of storage from our former subsidiaries and used these tanks to supply its customers. In Canada, a large independent U.S. refiner leased and utilized 3.6 million barrels of storage from one of our former subsidiaries for gathering crude oil from various locations to feed two of its refineries on the U.S. East coast. A second customer, consisting of a consortium of major oil companies, sent natural gas liquids via pipeline to certain processing facilities on land leased from our former subsidiaries. After processing, certain products were stored with our former subsidiaries under a long-term contract.

         SEASONAL AND OPPORTUNITY STORAGE

         Refiners, traders, and others use storage facilities to take advantage of seasonal movements and anomalies in the crude oil and petroleum products markets. When the forward prices for crude oil and petroleum products fall below spot prices for any length of time, this market condition is called "backwardation." When forward prices exceed spot prices for any length of time the market is said to be in "contango." When crude oil and petroleum product markets are in contango by an amount exceeding storage costs, the time value of money, the cost of a second vessel plus the cost of loading and unloading at a terminal, the demand for storage capacity at terminals usually increases. When crude oil and petroleum products markets are in backwardation for any length of time, the opportunity users of terminal storage facilities are less likely to store product, thereby reducing storage utilization levels. Historically, heating oil has been in contango during the summer months and gasoline has been in contango during the winter months. As a result, demand for heating oil storage is typically strongest during the summer, fall and winter months and demand for gasoline storage is typically strongest in the winter, spring and summer months. However, in recent years, the heating oil and gasoline markets have not followed this historical pattern, and we can give no assurance that the crude oil and petroleum products markets will follow these patterns in the future.

         Beginning in late 1997 and continuing until the spring of 1999, all segments of the crude oil and petroleum products markets were generally in contango. In March 1999, members of the Organization of Petroleum Exporting Countries ("OPEC"), in conjunction with certain non-OPEC members, entered into an agreement to reduce worldwide crude oil production with the intent of supporting market prices for crude oil and petroleum products. In accordance with the one year accord, which became effective April 1, 1999, the signatories significantly reduced their production of crude oil which resulted in a significant increase in spot prices and a reduction of crude oil and petroleum products inventories. Shortly after the accord was reached in March 1999 and continuing through 2000, generally all segments of the crude oil and petroleum products markets were in backwardation. We believe that market conditions related to the accord had an adverse effect on our business primarily during the second half of 1999 and the first half of 2000.

         Several times during 2000 and 2001, after the termination of the initial one year accord, the signatories adjusted their production levels in an attempt to maintain the price of crude oil within a target range. These actions caused uncertain conditions in the crude oil and petroleum products markets primarily during the second half of 2000 and continuing through 2001. Additionally, all segments of the crude oil and petroleum products markets were generally in contango during 2001, due, in part, to the recession in the U.S. and the effects of the September 11, 2001 terrorist acts. These factors created trading opportunities at certain times for several of our customers who in turn leased storage from our former subsidiaries on a short-term basis. Effective January 1, 2002, the signatories were joined by certain other oil producers in a production cut, the purpose of which was to increase the price of crude oil.

         BUNKER SALES

         "Bunkering" is the sale and delivery of fuels to marine vessels to be used for their own engines. The customer base and suppliers of bunker fuel are located worldwide. Sales of bunker fuel, which includes diesel oil, gas oil, and intermediate fuel oil, are driven primarily by the proximity of the supply location to major shipping routes and ports of call; the amount of cargo carried by marine vessels; and the price, quantity, and quality of bunker fuel.

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

         Our former subsidiaries' bunker fuel revenues and related direct costs are variable and linked to global oil prices. Product costs of our former subsidiaries were also impacted by market supply conditions, types of products sold and volumes delivered. The increase in global oil prices during the period from the spring of 1999 generally through the summer of 2001 caused our former subsidiaries' bunker fuel revenues and related direct costs to increase significantly, as compared to earlier years, beginning in the spring of 1999 and generally continuing through the summer of 2001. Global oil prices generally decreased beginning in the summer of 2001 and continuing through December 31, 2001. As a result both our bunker fuel revenues and related direct costs decreased during this period.

         PROCESSING

         Atmospheric distillation is a process that applies heat to separate the hydrocarbons in crude oil into certain petroleum products. Most simple distillation units, including that of one of our former subsidiaries, produce at least three product streams: naphtha, distillate (heating oil) and residual fuel. The profitability of atmospheric distillation is dependent on feedstock, operating and other costs compared to the value of the resulting products. From time to time, our former subsidiaries processed petroleum products with their atmospheric distillation unit.

                              SERVICES AND PRODUCTS

         TERMINALING AND PORT SERVICES

         Our former subsidiaries provided storage services which were designed to meet their customers' specifications and a full range of terminaling-related services, including product blending, heating, mixing, separation, and removal of water and other impurities. Our former subsidiaries' facilities could handle a variety of petroleum materials, including light, medium and heavy crude oils, residual fuel oil, gasoline, gasoline blending components, diesel, marine gas oil, marine diesel oil, aviation fuel, bunker fuel, and natural gas liquids. Residual fuel oil is comprised of the residue from the distillation of crude oil after the light oils, gasoline, naphtha, kerosene, and distillate oils are extracted. Our former subsidiaries also handled petroleum diluents, lubricating oils, and various other petroleum products.

         Our former subsidiaries owned seven berthing locations where vessels may load and discharge crude oil or petroleum products at the St. Eustatius facility and two berthing locations at the Point Tupper facility. With these berthing locations and their uniquely designed mooring facilities and piping configurations, our former subsidiaries could handle oil tankers of various sizes, from relatively small to some of the largest in the world and provided services such as simultaneous discharging and loading of vessels and "across the dock" transfers. Our former subsidiaries chartered tugboats and owned other marine equipment to assist with docking operations and provided port services.

         Our former subsidiaries specialized in "in-tank" or "in-line" blending with computer-assisted blending technology that assures product integrity and homogeneity. Our former subsidiaries' facilities could blend and mix a full range of petroleum products including gasoline, residual fuel oils, bunker fuel, and crude oil. We believe the blending capabilities of our former subsidiaries attracted certain customers who leased capacity primarily for blending purposes and who contributed to the bunker fuel and bulk product sales of our former subsidiaries. Our former subsidiaries worked closely with residual fuel oil market participants to assist them with their blending operations.

         Our former subsidiaries owned storage spheres for butane at both of their facilities that enhanced their gasoline blending capabilities. Our former subsidiaries also owned an atmospheric distillation unit for refining at St. Eustatius. Our former subsidiaries used the storage spheres and the distillation unit to improve product quality and add value to their customers' products.

         Notwithstanding periods of unusually adverse market conditions, the average percentage of available capacity leased at the St. Eustatius facility for each of the years ended 1999, 2000, and 2001 was 90%, 88%, and 95%, respectively. The average percentage of available capacity leased at the Point Tupper facility over each of the last three years ended 1999, 2000, and 2001 was 79%, 68%, and 85%, respectively. We believe that cost advantages associated with the location of our former subsidiaries' facilities, shipping economies of scale, product blending capabilities, and the availability of a full range of ancillary services at the facilities drove the demand for storage services at these facilities.

         PRODUCT SALES

         As part of their petroleum product marketing, our former subsidiaries supplied bunker fuels in the Caribbean and periodically in Nova Scotia, Canada. At and around St. Eustatius, the bunkering business evolved from offering fuels to ships at the terminal berths to a delivery system utilizing specially modified barges, which provided fuels to vessels at anchor. Our former subsidiaries concentrated their marketing efforts on finding additional customers, particularly those with regular routes through the Caribbean, and on customers requiring larger volumes of fuel per vessel call. As part of these efforts, during 1999 our former subsidiaries began chartering a barge capable of delivering larger volumes of fuel in a single load. This barge complemented four barges owned by our former subsidiaries. As a result of these efforts, the average volume of bunker fuel delivered per vessel and the total volume delivered increased during 1998 and 1999. During 2000, both the average bunker fuel delivered per vessel and the total volume delivered decreased over the record amounts of 1999, but remained above the levels of 1998. During 2001, the total volume delivered increased from 1999 levels, but the average bunker fuel delivered per vessel decreased. At Point Tupper, our former subsidiaries were able to deliver bunker fuels via pipeline at the terminal berths and by truck in the surrounding Strait of Canso area. From time to time, our former subsidiaries secured supplies of bunker fuels at Point Tupper and have therefore increased bunkering operations at this facility.

         Our former subsidiaries purchased small quantities of petroleum products primarily to maintain an inventory of certain blendstocks and bunker fuel. The blendstocks allowed our former subsidiaries to assist their customers with meeting the customers' quality requirements. From time to time our former subsidiaries purchased and sold products to accommodate customers who wished to source or dispose of small quantities of product, and to assist customers' sales activities. Primarily during 2000, our former subsidiaries sold to a customer that utilized the product to supply its distribution network in the northeastern Caribbean. Other relatively small product sales were made to Caribbean wholesalers.

         EMERGENCY RESPONSE SERVICES

         Netherlands Antilles and Canadian environmental laws and regulations require ship owners, vessel charterers, refiners, and terminals to have access to spill response capabilities. At St. Eustatius, our former subsidiaries owned and operated the M/V STATIA RESPONDER, a 194 foot multi-function emergency response and maintenance vessel with spill response, firefighting, and underwater diving support capabilities. The STATIA ALERT, a barge capable of recovering 200 gallons of oil/water mixture per minute, and two response boats that could deploy booms to contain a spill within a certain area and release absorbent materials, supported the emergency and spill response capabilities at St. Eustatius. The St. Eustatius facility also had three tugs on time charter and owned two mooring launches, all of which were available for safe berthing of vessels calling at the terminal and for emergency and spill response.

         In Canada, our former subsidiaries owned and operated two fully equipped spill response vessels on Cape Breton Island, one located at Point Tupper and the other located in Sydney, Nova Scotia. In the event of an oil spill, these vessels could deploy containment and clean-up equipment, including skimmers to retrieve product from the surface of the water, booms to contain spills, and absorbents to absorb spilled product. Our former subsidiaries chartered tugs, mooring launches, and other vessels to assist with the movement of vessels through the Strait of Canso and the safe berthing of vessels at Point Tupper and to provide other services to vessels.

         We believe that the presence of fully equipped emergency and spill response vessels in port was important in attracting customers to the facilities. Our former subsidiaries' customers benefited by ready access to this equipment, and each vessel that called at the facilities was charged a fee for this capability.

         DEVELOPMENT OPPORTUNITIES

         In 1998, our former subsidiaries entered into a 25-year agreement to lease approximately 65 acres of their land at Point Tupper and a 12-year product storage agreement for over 500,000 barrels of their storage tank capacity with Sable Offshore Energy, Inc., a Canadian corporation, which, as of February 28, 2002, was extracting natural gas liquids from the Sable Island region of Nova Scotia. Sable subsequently built a natural gas liquids fractionation plant, storage, and rail handling facilities on the land. The fractionation plant had the ability to process an average of 20,000 barrels per day of natural gas liquids, which were delivered via pipeline to the fractionation plant from Sable's Goldboro Gas Processing Plant in Guysborough County, Nova Scotia. The fractionation plant produced propane, butane and condensate. Condensate was stored at our former subsidiaries' facility and, when sold by Sable, was loaded by our former subsidiaries onto marine vessels. On February 1, 2002, the project owners announced that a major oil company will be operator of the project and will assume certain covenants, duties, and obligations of Sable under the land lease and product storage agreements.

         A salt deposit has been identified on a parcel of land very near the Point Tupper facility. Frequently, salt storage caverns which are used around the world for storing hydrocarbon products can be developed from such deposits. Propane and butane, such as that produced by the Sable fractionation plant, are gases at atmospheric temperatures and pressure and become liquids when stored under pressure underground or at very low temperatures. As of February 28, 2002, our former subsidiaries had investigated this salt deposit, which is known as the Port Richmond salt deposit, for approximately four years and had a license from governmental authorities to perform work to further analyze the usefulness of the property and the deposit for the storage of natural gas or other hydrocarbons. As of February 28, 2002, our former subsidiaries had not established sufficient information to determine whether or not this project would ever produce income. Through December 31, 2001, our former subsidiaries had expended management time on this project and capitalized approximately $1.0 million of third-party costs.

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

         In developing pricing strategy, our former subsidiaries considered petroleum market conditions and oil price trends. They also took into consideration the quality and range of their services compared to those of competing terminals, prices prevailing at the time in the terminaling market in which they operated, cost savings from shipping to their terminal locations, their incremental costs to provide the services required by the customer, and the cost of other options available to the customer. In situations requiring special accommodations for the customer (e.g. unique tank modification or construction of new tanks or other facilities), our former subsidiaries sometimes priced on a rate-of-return basis.

         Our former subsidiaries entered into storage and throughput contracts with customers. At December 31, 2001, approximately 71% of our former subsidiaries' tank capacity was leased pursuant to long-term contracts and during 2001, 61% of their storage and throughput revenues, excluding related ancillary services, were attributable to long-term storage and throughput agreements of one year or more. Our former subsidiaries' long-term storage and throughput agreements were individually negotiated with each customer. The typical agreement specified tank storage volume, the commodities to be stored, a minimum monthly charge, an excess throughput charge for throughput volume in excess of the volume specified in the storage contract, and a price escalator. In addition, our former subsidiaries charged for certain additional services such as the transfer, blending, mixing, heating, decanting, and other processing of stored commodities. Under these storage and throughput agreements, the minimum monthly charge was due and payable without regard to the volume of storage capacity, if any, actually utilized. For the minimum monthly charge, the user had been generally allowed to deliver, store for one month and remove the specified tank storage volume of commodities. As an incentive for the user to throughput additional barrels through their leased tanks, the excess throughput charge was typically a lower rate per barrel than the rate per barrel utilized in establishing the minimum monthly charge. Year-to-year escalation of charges was typical in long-term contracts.

         Charges for marine services at St. Eustatius and Point Tupper, including dock usage fees and stand-by emergency response fees at St. Eustatius, were primarily determined by market conditions existing at facilities and ports with which these facilities competed. Our former subsidiaries determined their pricing based on the underlying direct and indirect costs of providing these services, which included tug, pilot, and line handling costs, among others. After addition of a profit margin, these rates were compared to the market, and further adjustments were made. Stand-by emergency response fees at Point Tupper were submitted for approval every three years to a Canadian government authority. The government's review process included public comment. The charges of our former subsidiaries for marine services and stand-by emergency response fees did not increase significantly during the last three years. If our former subsidiaries responded to an oil spill or other emergency involving a marine vessel, the vessel operator was generally charged additional amounts based on an established fee schedule.

         BUNKER SALES

         The pricing of bunker fuels is subject to a number of factors, including general economic conditions and the geographic sector of the world being serviced. Substantially all bunker sales were negotiated on an individual vessel basis as each vessel has a specific requirement for fuel. Because many vessels have sufficient fuel capacity to allow them to travel long distances between refueling stops, worldwide market conditions and the specific ports along the vessel's intended route dictate individual sale prices. Factors such as cost of supply, type and quality of fuel, quantity, method and location of delivery, and other factors determined our former subsidiaries' pricing.

                                   COMPETITION

         The main competition to crude oil storage at our former subsidiaries' facilities was from lightering. Under current market conditions, lightering in most instances costs less than terminaling. The price differential between lightering and terminaling is primarily driven by the charter rates for vessels of various sizes. A very-large or ultra-large crude carrier was generally at a berth at our former subsidiaries' terminals for a shorter period of time than was required for the lightering of that vessel. A very-large crude carrier can be lightered in approximately four days if lightering vessels are available for continuous back-to-back operations and the weather is good. If not, a longer period is required. Depending on charter rates, the longer charter period associated with lightering is generally offset by various costs associated with terminaling including storage costs, dock charges, and spill response fees. However, terminaling reduces the risk of environmental damage associated with lightering.

         The independent terminaling industry is fragmented and includes both large, well-financed companies that own many terminal locations and smaller companies that may own a single terminal location. Our former subsidiaries were members of the Independent Liquid Terminals Association ("ILTA") which, among other functions, publishes a directory of terminal locations of its members throughout the world. Customers with specific geographic and other logistical requirements may use the ILTA directory to identify the terminals in the region available for specific needs and to select the preferred providers on the basis of service, specific terminal capabilities, and environmental compliance.

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

         Terminal owners and operators compete based on the location and versatility of their terminals, service and price. A favorably located terminal will have access to cost-effective transportation both to and from the terminal. Possible transportation modes include waterways, railroads, roadways, and pipelines.

         Terminal versatility is a function of the operator's ability to offer safe handling for a diverse group of products with potentially complicated handling requirements. The primary service function provided by the terminal is the safe storage and return of all of the customer's product while maintaining product integrity. Terminals may also provide additional services, such as heating, blending, water removal, and processing with assurance of proper environmental handling procedures or vapor control to reduce evaporation.

         In the bunkering business, our former subsidiaries competed with ports offering bunker fuels to which, or from which, each vessel travels or are along the route of travel of the vessel. Our former subsidiaries also competed with bunker delivery locations around the world. In the Western Hemisphere, there were significant alternative bunker locations, including ports on the U.S. East coast and Gulf coast and in Panama, Puerto Rico, the Bahamas, Aruba, Curacao, and Halifax. In addition, our former subsidiaries competed with Rotterdam and various other North Sea locations.

                                    CUSTOMERS

         Our former subsidiaries' customers included many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, petrochemical companies, and ship owners and operators.

         As of February 28, 2002, our former subsidiaries maintained significant long-term contracts at St. Eustatius, including a storage and throughput agreement with Bolanter Corporation N.V., a subsidiary of Saudi Aramco, which had an initial five-year term that ended on January 30, 2000, and was renewed and amended during 2001 to extend the agreement, among other changes, until January 30, 2005. The terminal enabled Bolanter to transport various grades of crude oil closer to market at competitive transportation rates. This contract committed all of the St. Eustatius facility's crude oil storage capacity to Bolanter, which represented approximately 44% of the terminal's total capacity and 4.0% of our 2001 revenues, including revenues derived from affiliates of Bolanter as an indirect result of this contract. An additional 9.4% of our 2001 revenues were derived from parties unaffiliated with Bolanter but generated by the movement of Bolanter's crude oil, or crude oil sold by Bolanter, through the St. Eustatius terminal. In addition, revenues from an affiliate of Bolanter, which received bunker fuels at the St. Eustatius facility, accounted for 1.0% of our total 2001 revenues.

         As of February 28, 2002, our former subsidiaries maintained significant long-term contracts at Point Tupper, including an agreement with a large independent refiner, Tosco Corporation, which had an initial five-year term that ended July 31, 1999, and was amended and extended through July 31, 2004. At the end of the current term, the contract may be renewed for another five-year term at the customer's discretion. This contract committed approximately 48% of the tank capacity at Point Tupper. This contract and certain short-term storage contracts entered into with Tosco during 2001, including revenues derived from an affiliate of Tosco as an indirect result of these contracts, represented approximately 5.8% of our 2001 revenues. An additional 2.7% of our 2001 revenues were derived from parties unaffiliated with Tosco, but generated by the movement of Tosco's products through the Point Tupper terminal.

         In addition, another terminaling customer represented 5.3% of our 2001 revenues. Our former subsidiaries also supplied bunker fuel to two customers, which represented 5.4% and 5.6% of our 2001 revenues, respectively. No other customer accounted for more than 5% of our total 2001 revenues.

                                    SUPPLIERS

         At St. Eustatius, our former subsidiaries were purchasing a majority of the fuel oil necessary to support their bunker sales requirements pursuant to a contract with a major state-owned oil company. This contract became effective in 1993, and was renewed annually thereafter through June 30, 2002. We believed that suitable alternate sources of supply were available from which our former subsidiaries could procure fuel oil should the contract be interrupted or not renewed.

         Our former subsidiaries purchased the remainder of the bunker fuel and bulk product sold by the product sales segment from various other suppliers. Inventories of these products were held for short periods, generally not exceeding 90 days. During the period this inventory was held, our former subsidiaries were subject to market risk from changes in the global oil markets which may have caused the value of this inventory to increase or decrease from the amounts paid. Such changes were reflected in the gross margins of this segment.

                    ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS

         Our former subsidiaries were subject to comprehensive and periodically changing environmental, health and safety laws and regulations within the jurisdictions of their operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. The nature of our former subsidiaries' business was such that spills of crude oil or refined products could, although infrequently, occur at the terminals. As of February 28, 2002, we believed our former subsidiaries were in substantial compliance with applicable laws and regulations governing environmental, health and safety matters. Our former subsidiaries had taken measures to mitigate their exposure to environmental risks including acquiring automated and monitoring equipment, training employees, maintaining their own emergency and spill response equipment at each terminal, and maintaining liability insurance for certain accidental spills. Additional information regarding environmental, health and safety matters is presented under ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Environmental, Health and Safety Matters."

         ST. EUSTATIUS

         The St. Eustatius terminal was built and, from its construction through February 28, 2002, operated substantially in accordance with U.S. or European environmental, health, and safety requirements. Prior to enactment in 1993 of the St. Eustatius Nuisance Ordinance, the St. Eustatius terminal was not subject to significant Netherlands Antilles environmental, health, and safety regulations, and environmental, health, and safety audits were required by law. As of February 28, 2002, no environmental or health and safety permits were required for the St. Eustatius terminal except under the St. Eustatius Nuisance Ordinance. A license under the St. Eustatius Nuisance Ordinance was issued to our former subsidiaries in February 1997 subject to compliance with certain requirements. The requirements established by the license set forth environmental standards for operation of the facility, including monitoring of air emissions, limits on and monitoring of wastewater discharges, establishment of a wastewater treatment system, standards for above-ground storage tanks and tank pits, reporting and clean-up of any soil or water pollution, and certain site security measures. As of February 28, 2002, our former subsidiaries had generally complied with the license requirements, and did not expect further compliance to have a material adverse effect on their business and financial condition, or results of operations.

         At St. Eustatius, terminal management, with the advice of certain consultants, supervised the on and off-site disposal and storage of hazardous waste materials. Over the past three years ended December 31, 2001, there were no significant spills. All spills at the St. Eustatius terminal were reported to the appropriate environmental authorities and had not, as of February 28, 2002, resulted in any citations by such authorities for violations of law. As of February 28, 2002, our former subsidiaries had remediated all such spills to the satisfaction of the applicable authorities.

         POINT TUPPER

         The Point Tupper terminal was subject to a variety of environmental, health, and safety regulations administered by the Canadian federal government and the Nova Scotia Department of Environment ("NSDOE"). While air emission monitoring was not required by the NSDOE, surface water and groundwater monitoring were required and were performed on a routine basis in accordance with the requirements of Industrial Approval permit #92-IAE 013 which was issued by NSDOE, in March 1999 and expires March 8, 2008. As of February 28, 2002, our former subsidiaries believed they had all requisite environmental permits. The Point Tupper facility, pursuant to the Canadian Shipping Act, was designated as an Oil Handling Facility. The facility was, as of February 28, 2002, compliant with regulations respecting the procedures, equipment and resources, including an arrangement with a certified response organization, to mitigate any incidents with respect to oil pollution which may occur out of the loading or unloading of crude oil and petroleum products to or from a ship at the facility. Over the past three years ended December 31, 2001, there were no significant spills. As of February 28, 2002, all spills at the Point Tupper terminal had been reported and remediated and had not resulted in any citations by authorities.

         Past use of the facility by others, including its past operation by others as an oil refinery, resulted in certain on-site areas of known and potential contamination, as described under ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Environmental, Health and Safety Matters."

                                    EMPLOYEES

         After the closing of the sale of our former subsidiaries on February 28, 2002, we have no employees. As of February 28, 2002, before the close and excluding contract labor, our former subsidiaries employed 224 people. Forty employees were located in the United States, 105 on St. Eustatius, and 79 at Point Tupper. A majority of the employees at both the St. Eustatius and Point Tupper facilities were unionized. We believed that our former subsidiaries' relationships with their employees were good as of February 28, 2002. At that time, our former subsidiaries had never experienced a material labor related business disruption.

         ST. EUSTATIUS

         The Windward Islands Federation of Labor ("WIFOL") represented the majority of the hourly workers at St. Eustatius. Our former subsidiaries entered into an agreement with WIFOL on June 1, 1993, which extended to May 31, 1996. The agreement provided for automatic one year extensions if neither party requested an amendment. Our former subsidiaries had not requested or received any requests for an amendment prior to closing. Management of our former subsidiaries believed they were no longer bound by the agreement, but as of February 28, 2002, they continued to provide pay and benefits to the hourly workers as if the agreement was still in effect.

         POINT TUPPER

         The Communications, Energy and Paperworkers Union represented a majority of Point Tupper's hourly work force. During 1999, our former subsidiaries signed a new agreement with the union which was to expire on September 30, 2003. As of February 28, 2002, our former subsidiaries had experienced no operational work stoppages in the preceding five years.

                             GEOGRAPHIC INFORMATION

         Certain information with respect to our operations by geographic location is provided in Note 14 of the notes to consolidated financial statements contained in ITEM 14. "EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K" and generally throughout PART I and ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" included elsewhere in this Report.

                               ITEM 2. PROPERTIES

                       ST. EUSTATIUS, NETHERLANDS ANTILLES

         As of February 28, 2002, our former subsidiaries owned an 11.3 million barrel petroleum terminaling facility located on the Netherlands Antilles island of St. Eustatius which is located at a point of minimum deviation from major shipping routes. St. Eustatius is approximately 1,900 miles from Houston, 1,500 miles from Philadelphia, 550 miles from Amuay Bay, Venezuela, and 1,100 miles from the Panama Canal. This facility was capable of handling a wide range of petroleum products, including crude oil and refined products. A three-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station, and an offshore single point mooring buoy with loading and unloading capabilities served the terminal's customers' vessels.

         This facility had 24 tanks with a total capacity of 4.7 million barrels dedicated to fuel oil storage, 18 tanks with a total capacity of 1.6 million barrels dedicated to petroleum products storage, and eight tanks totaling 5.0 million barrels dedicated to multigrade crude oil storage. The facility also had a 15,000 barrel butane sphere. The fuel oil and petroleum product facilities had "in-tank" and "in-line" blending capabilities and were constructed in various phases from 1980 to 1992. Construction of the crude storage facility was completed in early 1995 by a subsidiary of Chicago Bridge & Iron Company. The storage tanks complied with construction standards that met or exceeded American Petroleum Institute, National Fire Prevention Association and other material industry standards. Crude oil movements at the terminal were fully automated. In addition to the storage and blending services at St. Eustatius, this facility had the flexibility to utilize certain storage capacity for both feedstock and refined products to support its atmospheric distillation unit, which was capable of processing up to 15,000 barrels per day of feedstock, ranging from condensates to heavy crude oil.

         The St. Eustatius facility could accommodate the world's largest vessels for loading and discharging crude oil. The single point mooring system could handle a single fully-laden vessel of up to 520,000 deadweight tons, which is a marine vessel's cargo carrying capacity, with a draft of up to 120 feet. The single point mooring system could discharge or load at rates in excess of 100,000 barrels of crude oil per hour. There were six pumps connected to the single point mooring system, each of which could pump up to 18,000 barrels per hour from the single point mooring system to the storage tanks. The jetty at St. Eustatius could accommodate three vessels simultaneously. The south berth of the jetty could handle vessels of up to 150,000 deadweight tons with a draft of up to 55 feet. The north berth of the jetty could handle vessels of up to 80,000 deadweight tons with a draft of up to 55 feet. There was also a barge loading station on the jetty. At the south and north berths of the jetty, 25,000 barrels per hour of fuel oil could be discharged or loaded. To accommodate the needs of gasoline and diesel oil customers, in July 1998, our former subsidiaries completed installation of a monopile with platform that could handle vessels of up to 40,000 deadweight tons with a draft of up to 46 feet. The monopile with platform could handle two vessels simultaneously and could discharge or load 12,000 barrels per hour of refined products. In addition, this facility had a floating hose station that was used to load bunker fuels onto barges for delivery to customers. Management of our former subsidiaries believed that the speed at which their facility at St. Eustatius could discharge or load vessels with crude oil and petroleum products gave our former subsidiaries a competitive advantage due to reductions in the time ships spend in port.

         As of February 28, 2002, our former subsidiaries owned and operated all of the berthing facilities at the St. Eustatius terminal for which they charged vessels a dock charge. Vessel owners or charterers may have incurred separate charges for berthing facilities use and associated services such as pilotage, tug assistance, line handling, launch service, emergency and spill response and ship services.

         Recognizing the strategic advantage of its location in the Caribbean near major shipping lanes, our former subsidiaries delivered bunker fuel to vessels at the St. Eustatius facility. The bunkering business of our former subsidiaries evolved from offering fuels to ships at the berth to a delivery system utilizing specially modified barges that provided fuel to vessels at anchorage. The location of the terminal on the leeward side of the island, which provided natural protection for ships, generally favorable year-round weather conditions, and deep navigable water at an anchorage relatively close to shore, attracted ships to this facility for their bunker fuel requirements. As of February 28, 2002, our former subsidiaries owned four barges and chartered one barge, which supported the bunker fuel sales operation.

                        POINT TUPPER, NOVA SCOTIA, CANADA

         As of closing on February 28, 2002, our former subsidiaries owned a terminaling facility located at Point Tupper in the Strait of Canso, near Port Hawkesbury, Nova Scotia, Canada, which is located at a point of minimal deviation from major shipping routes. Point Tupper is approximately 700 miles from New York City, 850 miles from Philadelphia and 2,500 miles from Mongstad, Norway. This facility operated the deepest independent ice-free marine terminal on the North American Atlantic coast, with access to the U.S. East Coast, Canada, and the Midwestern U.S. via the St. Lawrence Seaway and the Great Lakes system. The Point Tupper facility could accommodate substantially all of the world's largest fully-laden very-large and ultra-large crude carriers for loading and discharging.

         Our former subsidiaries renovated the facilities at Point Tupper and converted a former oil refinery site into an independent storage terminal. This work, performed primarily by a subsidiary of Chicago Bridge & Iron Company, began in 1992 and was completed in 1994. The tanks were renovated to comply with construction standards that met or exceeded American Petroleum Institute, National Fire Prevention Association and other material industry standards.

         Management of our former subsidiaries believed that the dock at Point Tupper was one of the premier dock facilities in North America. The outer berth of the Point Tupper facility's dock, Berth One, could handle fully-laden vessels of up to 400,000 deadweight tons with a draft of up to 84 feet. At Berth One, approximately 75,000 barrels per hour of crude oil, approximately 17,000 barrels per hour of diesel or gasoline, or 50,000 barrels per hour of fuel oil could be discharged or loaded. Berth Two could accommodate certain vessels of up to 99,000 deadweight tons with drafts of up to 40 feet. At Berth Two, approximately 25,000 barrels per hour of crude oil, approximately 12,000 barrels per hour of diesel or gasoline, or approximately 12,000 barrels per hour of fuel oil could be discharged or loaded. Liquid movement at the terminal was fully automated. The Point Tupper facility could accommodate two vessels simultaneously. Our former subsidiaries charged separately for the use of the dock facility as well as associated services, including pilotage, tug assistance, line handling, launch service, emergency and spill response and ship services.

         The berths at the dock of the Point Tupper facility connected to a 7.5 million barrel tank farm. The terminal had the capability of receiving and loading crude oil, petroleum products and certain petrochemicals. This facility had 16 tanks with a combined capacity of 5.0 million barrels which, as of February 28, 2002, were dedicated to multigrade crude oil storage, three tanks with a combined capacity of 0.5 million barrels dedicated to fuel oil storage and 17 tanks with a combined capacity of 2.0 million barrels dedicated to petroleum products, including gasoline, gasoline blend components, diesel, and distillates. During 1997, approximately two-thirds of the storage tanks dedicated to petroleum products were converted to crude oil storage. The facility also had a 55,000-barrel butane storage sphere that was one of the largest of its kind in North America.

         In order to comply with safe handling procedures and Canadian environmental laws, as of February 28, 2002, our former subsidiaries owned and operated two fully equipped spill response vessels on Cape Breton Island, one located at Point Tupper and the other located in Sydney, Nova Scotia. In addition to these vessels, as of February 28, 2002, our former subsidiaries had the capability to respond to spills on land or water with a combined spill response capability of over 2,500 metric tons at this terminal location. As of February 28, 2002, an additional 7,500 metric ton spill response capability was immediately available at Point Tupper by agreement with another response organization. Our former subsidiaries' customers benefited by ready access to the equipment. In 1995, one of our former subsidiaries was granted Canadian Coast Guard certification as a response organization with spill response capabilities. Consequently, vessels calling in the Strait of Canso were required to pay our former subsidiaries a subscription fee for access to the services provided by the spill response organization, even if they did not dock at the Point Tupper terminal.

         There were two truck racks at the Point Tupper facility. The north truck rack had the capability to load up to 550 barrels per hour of fuel oil and the south truck rack had the capability to load up to 550 barrels per hour of fuel oil or diesel.

          As of February 28, 2002, our former subsidiaries were continuing to negotiate a land exchange agreement with the Province of Nova Scotia conveying certain land our former subsidiaries owned at the Point Tupper terminal site to the Province of Nova Scotia in exchange for the conveyance by the Province of Nova Scotia of certain unused rights-of-way on the remaining property at Point Tupper. Our former subsidiaries owned approximately 3,000 acres of land at this location. However, our former subsidiaries were effectively prohibited by law from using the approximately 1,296 acres comprising Landrie Lake and adjacent watershed land. The land anticipated to be transferred to the Province is principally the Landrie Lake and adjacent watershed lands.

                            ITEM 3. LEGAL PROCEEDINGS

         As of closing on February 28, 2002, our former subsidiaries were involved in various claims and litigation related to the ordinary conduct of their business. Based upon our analysis of legal matters and our discussions with legal counsel, we believe that these matters will not materially impact our business and financial condition, or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the quarter ended December 31, 2001.

         A special general meeting of the shareholders of Group was held on February 22, 2002. At the meeting, our shareholders voted:

Item 1. To adopt amendments to our articles of incorporation pursuant to which, in the event that we sell all or substantially all of our assets, we will distribute (i) in the following order of priority, $18.00 per share to our class A common shareholders, $16.40 per share to our class B subordinated shareholder and an initial distribution of the remaining cash to our class C shareholder, and (ii) after payment of our liabilities and following our liquidation, any remaining cash to our class C shareholder. If the amount to be received by our class C shareholder pursuant to the sale, as determined on the date of closing of the sale, would exceed 5% of the total amount to be distributed to our shareholders following the closing of the sale, the excess shall be distributed 66% to our class A common shareholders and 34% to our class B subordinated shareholder.

Item 2. To (i) approve the sale of substantially all of our assets, consisting of all of the outstanding capital stock of our three subsidiaries, International, Technology and Marine to Kaneb, followed by a distribution to our shareholders of substantially all of the proceeds of the sale in accordance with our articles of incorporation, as amended, (ii) adopt our dissolution and liquidation to occur on the day following the distribution referred to in (i) and distribute our remaining assets to our shareholders in accordance with our articles of incorporation, as amended, and (iii) appoint our board of directors as our liquidator and custodian of our corporate documents following our liquidation.

         Although our articles of incorporation did not require a separate vote of the class A common shareholders, in the interest of fairness to our class A common shareholders, our board of directors determined, solely with respect to the proposal to amend our articles of incorporation (Item 1), to require the affirmative vote of more than 66 2/3% of all votes cast by our class A common shareholders voting separately as a class at the special general meeting held on February 22, 2002, provided at least one-half of our outstanding class A common shareholders were present or represented at the meeting. There were 3,729,404 class A common shares present or represented at the meeting which equals 62.02% of the outstanding class A common shares. The results of the separate class vote were as follows:

                                   For               Against            Abstain
                                ---------            -------            -------
                  Item 1.       3,428,017            281,410             19,977

         Following are the results of the voting for Items 1 and 2 given in aggregate number of class A common shares and class B subordinated shares:

                                   For               Against            Abstain
                                ---------            -------            -------
                  Item 1.       7,228,017            281,410             19,977
                  Item 2.       7,233,662            270,197             25,545

                                    PART II.

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                                       AND
                            RELATED SECURITY MATTERS

                        MARKET FOR CLASS A COMMON SHARES

         Our class A common shares were traded on the Nasdaq National Market under the symbol STNV from the date of completion of our initial public offering on April 28, 1999, through February 28, 2002, the date we delisted our class A common shares in connection with the closing of the sale of our former subsidiaries and the commencement of our dissolution and liquidation. The following table sets forth the range of high and low bid information for our class A common shares as reported by the Nasdaq National Market for the indicated quarters during the period from January 1, 2000, through December 31, 2001.

             Quarter Ended                        High            Low
             -------------                        ----            ---

             March 31, 2000                    $   7.875      $   4.750
             June 30, 2000                         7.250          5.375
             September 30, 2000                    8.125          6.125
             December 31, 2000                     9.000          5.938
             March 31, 2001                       10.063          6.875
             June 30, 2001                        14.500          8.750
             September 30, 2001                   14.900          9.900
             December 31, 2001                    18.120         11.750

         As of February 28, 2002, there were 88 holders of record of our class A common shares. This figure excludes those holders maintaining ownership in street name and our account, which holds our treasury shares.

                                  DISTRIBUTIONS

         The following table sets forth certain information with respect to distributions paid on our class A common shares during the period from April 28, 1999, through February 14, 2002 (the date we paid our last quarterly distribution).


                                                                                                 Additional  Aggregate
       Quarter            Declaration           Record              Payment        Distribution  Arrearage   Arrearage
        Ended                Date                Date                Date           Per Share    Per Share   Per Share*
       -------            -----------           ------              -------        ------------  ---------   ---------
June 30, 1999          July 29, 1999      August 4, 1999      August 13, 1999         $0.3165      $   --      $   --
September 30, 1999     October 15, 1999   October 29, 1999    November 12, 1999        0.45            --          --
December 31, 1999      January 19, 2000   January 31, 2000    February 14, 2000        0.15          0.30        0.30
March 31, 2000         N/A                N/A                 N/A                        --          0.45        0.75
June 30, 2000          July 19, 2000      July 31, 2000       August 14, 2000          0.15          0.30        1.05
September 30, 2000     October 24, 2000   October 31, 2000    November 14, 2000        0.15          0.30        1.35
December 31, 2000      January 24, 2001   January 31, 2001    February 14, 2001        0.20          0.25        1.60
March 31, 2001         April 18, 2001     April 30, 2001      May 15, 2001             0.45            --        1.60
June 30, 2001          July 24, 2001      July 31, 2001       August 14, 2001          0.45            --        1.60
September 30, 2001     October 17, 2001   October 31, 2001    November 14, 2001        0.45            --        1.60
December 31, 2001      January 18, 2002   January 31, 2002    February 14, 2002        0.45            --        1.60

N/A - Not applicable. No distribution was declared for the quarter.

* - Payment of the aggregate arrearage per share is one of the requirements that must be met for the subordination period, as defined in our articles of incorporation, to end.

         The $18.4998 distribution per class A common share that was paid on or around February 28, 2002, eliminated all arrearages in target quarterly distributions, and we are not obligated to pay or accrue any further arrearages in target quarterly distributions in the future.

                  NETHERLANDS ANTILLES TAX AND RELATED MATTERS

         Under the laws of the Netherlands Antilles as currently in effect, a holder of class A common shares who is not a resident or deemed a resident of, and during the taxable year has not engaged in trade or business through a permanent establishment in, or permanent representative or agent in, the Netherlands Antilles will not be subject to Netherlands Antilles income tax on distributions made with respect to the class A common shares or on gains realized during that year on sale or disposal of such shares. The Netherlands Antilles do not impose a withholding tax on distributions made by Group. There are no gift or inheritance taxes levied by the Netherlands Antilles when at the time of such gift, or at the time of death, the relevant holder of class A common shares was not domiciled or deemed domiciled in the Netherlands Antilles. A person is not deemed a resident or deemed domiciled in the Netherlands Antilles merely on the basis of being a holder of class A common shares. No reciprocal tax treaty presently exists between the Netherlands Antilles and the United States.

         Netherlands Antilles law imposes no limitations on the right of non-resident or foreign owners to hold or vote our class A common shares, though we currently do not anticipate calling any shareholder meetings prior to our liquidation.

                      SALE OF SUBSIDIARIES AND LIQUIDATION

         On February 22, 2002, our shareholders voted (i) to sell our subsidiaries consisting of International and its subsidiaries, Technology and Marine, (representing our operations and substantially all of our assets prior to the sale) to Kaneb, (ii) to dissolve and liquidate Group, and (iii) to appoint Group's board of directors as its liquidator and custodian of its corporate documents. The sale transaction was completed on February 28, 2002. The purchase price paid by Kaneb at closing was approximately $311.5 million, including cash on hand, minus approximately $106.7 million of our former subsidiaries' debt. The purchase price is subject to adjustment based on the amount of cash and cash equivalents held by our former subsidiaries on the date of closing.

         Substantially all of the proceeds from the sale transaction (less approximately $3.0 million that will be held by Group until its liquidation is complete, and estimated fees and expenses related to the sale transaction totaling approximately $6.3 million) were distributed to our shareholders beginning on February 28, 2002. Holders of our class A common shares and class B subordinated shares received distributions of $18.4998 per share and $16.8844 per share, respectively. Our class C shareholder received a distribution of approximately $7.0 million, and we estimate our class C shareholder will receive a further distribution of approximately $3.0 million following our liquidation, assuming no adjustments to the purchase price received from Kaneb are required and costs remain as estimated. The $18.4998 distribution per class A common share eliminated all arrearages in target quarterly distributions, and we are not obligated to pay or accrue any further arrearages in target quarterly distributions. Additionally, the $16.8844 distribution per class B subordinated share eliminated all deferred distributions payable in respect of these shares which aggregated $2.9 million.

         At the close of trading on February 28, 2002, we terminated the listing of our class A common shares on the Nasdaq National Market and our transfer agent closed its stock transfer books and ceased recording transfers of our class A common shares as of that date. Our dissolution under Netherlands Antilles law, occurred on March 2, 2002, and we are currently in the process of liquidation. Under Netherlands Antilles law, we are no longer authorized to undertake actions other than those necessary to wind up our affairs. The steps taken to wind up our affairs, as described below, will be completed when no more assets are available for distribution, all required filings have been made, and the report of the liquidator has become binding and final.

          Shareholders of record on February 28, 2002, will remain shareholders until the liquidation is complete, which we anticipate will occur before December 31, 2002. After satisfaction of our creditors, any cash remaining at the end of the liquidation period will be paid to the holder of our class C shares. No further distributions will be made to holders of our class A common shares and class B subordinated shares.

         ACTIONS BY THE LIQUIDATOR

         Our shareholders have appointed our board of directors to act as our liquidator. The liquidator has the responsibility to (a) settle and wind-up our business and our remaining operations, (b) convert to cash as many of our remaining non-cash assets as possible, (c) pay or make provision for the satisfaction of all of our expenses and liabilities, (d) create reserves for contingencies, (e) prosecute, defend and settle lawsuits, if any, (f) draw up a plan of distribution (PLAN VAN UITKERING) for the distribution of our assets to our shareholders, file the plan of distribution with the Trade Registry at Curacao, Netherlands Antilles, and register our dissolution and the resolution to dissolve us with the Trade Registry at Curacao, Netherlands Antilles, (g) distribute our remaining assets, if any, to our class C shareholder, and (h) do any other act necessary to wind up and liquidate our business and affairs, including filing and publishing information regarding the liquidation as required under Netherlands Antilles law. Under Netherlands Antilles law a liquidator has the same powers, obligations, and liabilities as a director.

         From the date of dissolution the words "pending liquidation" (IN LIQUIDATIE) will follow our name on all official documents.

         PLAN OF DISTRIBUTION

         After adoption of the proposal to dissolve us, the liquidator drew up a plan of distribution which provided the basis for the distributions paid by us beginning on February 28, 2002. The plan of distribution was made public by a filing with the Netherlands Antilles Trade Registry on March 26, 2002. The filing of the plan with the Trade Registry was published in the Official Gazette of the Netherlands Antilles on April 5, 2002. The plan is also available at the offices of Covenant Managers N.V., our local representative in Curacao, Netherlands Antilles. Our creditors have a two-month period following April 5, 2002, to review the plan of distribution and object to its contents. If our creditors do not object to the plan of distribution within the stated timeframe, our remaining assets, if any, shall be distributed in accordance with the plan. The liquidator shall have the authority to sell all of our assets and distribute the proceeds from such sale according to the plan of distribution, without further shareholder action or approval.

         DISTRIBUTION TO SHAREHOLDERS

         We have established what we deem are appropriate reserves aggregating approximately $3.0 million for the payment, satisfaction and discharge of all known, unascertained or contingent debts and liabilities, including costs and expenses incurred and anticipated to be incurred in connection with the sale of any remaining assets and claims from tax authorities. In connection with this, we anticipate expenses for professional fees, filings, and other expenses of liquidation of approximately $0.1 million. These expenses will reduce the amount of assets available for ultimate distribution to the holder of our class C shares. After payment of these expenses and satisfaction of any liabilities, any cash remaining at the end of the liquidation period will be paid to the holder of our class C shares.

         LIQUIDATION ACCOUNTS

         Distributions to our shareholders which have not been claimed within six months of the date on which they first became payable will be placed in a depository account under the supervision of the Netherlands Antilles court. Within seven months of the date on which the last distribution payment became payable, the liquidator will draw up final liquidation accounts (REKENING EN VERANTWOORDING). Subsequently, the liquidator will announce in the official Gazette of the Netherlands Antilles that the liquidation accounts have been drawn up and such accounts will be filed with the Trade Registry at Curacao, Netherlands Antilles, for inspection by interested parties. The liquidation accounts will become final if no objections are filed within three months from the public announcement that the liquidation accounts are available for inspection.

         CONTINGENT LIABILITY OF SHAREHOLDERS AFTER DISSOLUTION

         If, following liquidation, a creditor or other party entitled to the surplus comes forward, or the existence of an asset is ascertained, the court in the Netherlands Antilles can reopen the liquidation at the request of an interested party. The court's ability to reopen the liquidation is not subject to any time limit. In case of such reopening of the liquidation, the liquidator is entitled to recover from shareholders who received a liquidating distribution, on a PRO RATA basis, the amount necessary to satisfy the claim of the creditor or other party, up to the amount of the liquidating distribution received by each shareholder.

         CUSTODIAN OF COMPANY'S RECORDS

         After completion of our liquidation, the custodian appointed by the special general meeting will retain all our accounting records and documents for a period of ten years. The custodian is required to inform the Trade Registry in Curacao, Netherlands Antilles, of its appointment. Our previous shareholders or their successors may request the court to provide them with access to our records if they can provide a valid reason for such request.

                         ITEM 6. SELECTED FINANCIAL DATA

         You should read the following selected financial data in conjunction with ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," our consolidated financial statements and notes thereto and other financial information included elsewhere in this Report.


                                                                         (Dollars in thousands except share amounts)
                                                             --------------------------------------------------------------------
                                                                              Years Ended December 31,
                                                             --------------------------------------------------------------------
                                                               1997(4)      1998(4)        1999(2)         2000           2001
                                                             ---------     ---------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:
  Revenues                                                   $ 142,499     $ 136,762      $ 168,343      $ 210,455      $ 202,160
  Costs of revenues                                            122,939       105,888        137,665        181,334        165,079
  Gross profit                                                  19,560        30,874         30,678         29,121         37,081
  Administrative expenses                                        7,735         9,500          8,745          9,717         10,584
  Operating income                                              11,825        20,574         16,084         19,404         24,280
  Interest expense(1)                                           16,874        16,851         14,286         12,759         13,193
  Provision for income taxes                                       780           320            780            938          1,039
  Net income (loss) available to common
   shareholders                                                 (8,361)       (1,503)        (5,136)         6,094         10,901
  Diluted income (loss) per class A common share(2)                 --            --          (0.17)          0.57           1.07
  Cash distributions declared per class A common
   share (2)                                                        --            --         0.7665           0.45           1.55
BALANCE SHEET DATA:
  Total assets                                                 246,479       245,610        236,297        240,738        236,908
  Long-term debt(2)(3)                                         135,000       135,000        101,000        106,931        105,764
  Redeemable preferred stock Series A through C(2)              40,000        40,000             --             --             --
  Preferred stock Series D and E(2)(4)                          61,000        54,824             --             --             --
  Total shareholders' equity(2)                                 50,621        43,331        109,698        106,406        105,652
NET CASH FLOW FROM (USED IN):
  Operating activities                                           9,770        18,190         13,665         23,410         25,019
  Investing activities                                         (12,935)       (4,092)        (8,578)        (9,078)        (7,151)
  Financing activities(2)                                           --        (6,150)       (13,490)        (2,518)       (12,932)
OPERATING DATA:
  EBITDA (5)                                                    22,489        30,116         27,729         32,252         37,252
  Adjusted EBITDA (6)                                           22,489        32,568         33,578         31,710         38,796
  Consolidated fixed charge coverage ratio under
   the indenture (7)                                             1.45x          2.0x           2.0x           2.4x           3.0x

  Operations sustaining capital expenditures                     4,401         9,000          7,591          8,148          6,013
  Total capital expenditures                                     5,344        10,714          8,593          8,578          7,017
  Capacity (in thousands of barrels)                            20,387        19,566         18,738         18,835         18,835
  Percentage capacity leased                                        70%           91%            86%            80%            91%
  Throughput (in thousands of barrels)                         118,275       119,502         99,230        133,134        176,160
  Vessel calls                                                   1,030         1,027          1,028            987          1,030



NOTES TO SELECTED FINANCIAL DATA

(1) Interest expense includes commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and certain bank charges.

(2)      On April 28, 1999, we completed our initial public equity offering of
         7.6 million class A common shares. The offering price was $20 per share raising gross proceeds of $152,000. The gross proceeds of the offering were used primarily to redeem all of our outstanding Series A, B, C, D, and E preferred stock and pay accrued dividends, underwriters' discounts and fees, and certain other costs directly associated with the offering. The remaining proceeds were used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34,000 of our former subsidiaries' Notes for $39,522, including acquisition costs and accrued interest of $3,681 and $1,841, respectively. The acquisition costs and the unamortized deferred financing costs of $1,062 related to the repurchased debt were recorded as an extraordinary charge.

(3) These amounts exclude the current portion of long-term debt. In December 2000, a subsidiary of Group borrowed $7,000 from an equipment financing company. The loan required monthly payments of principal and interest and was to have matured on January 1, 2007. Interest accrued at the three month London InterBank Offered Rates plus 3.2% and adjusted monthly. The principal and accrued interest on this loan were repaid and all security for the loan was released on March 12, 2002.

(4) On July 29, 1998, our former subsidiaries sold the Brownsville, Texas, facility and a payment of $6,150 was made from our former subsidiaries to Group for redemption of a portion of the Series D Preferred Stock. The selected financial data includes the results of operations and balance sheet data of the Brownsville, Texas, facility through June 30, 1998.

(5) EBITDA is defined as the sum of (a) income before provision for income taxes, (b) interest expense and (c) depreciation and amortization of certain intangible assets. 1998 EBITDA includes the loss recognized on the sale of Statia Terminals Southwest, Inc. and a hurricane charge of $1,652 and $800, respectively. 1999 EBITDA includes the special compensation expense and a hurricane charge of $4,099 and $1,750, respectively. 2000 EBITDA includes $542 from the settlement of an insurance claim. 2001 EBITDA includes $1,544 of costs related to the sale of our former subsidiaries to Kaneb and an impairment charge of $673 related to an investment in a technology company. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with U.S. generally accepted accounting principles), but rather to provide additional information related to our debt servicing ability.

(6) Adjusted EBITDA is defined as EBITDA adjusted for the effects of certain non-recurring transactions and represents the primary measure of profit and loss utilized by our management to make decisions about resources to be allocated to our operating segments. 1998 Adjusted EBITDA excludes the loss recognized on the sale of Statia Terminals Southwest, Inc. and a hurricane charge of $1,652 and $800, respectively. 1999 Adjusted EBITDA excludes the special compensation expense and a hurricane charge of $4,099 and $1,750, respectively. 2000 Adjusted EBITDA excludes $542 from the settlement of an insurance claim. 2001 Adjusted EBITDA excludes $1,544 of costs related to the sale of our former subsidiaries to Kaneb.

(7) The consolidated fixed charge coverage ratio is the ratio of International's Adjusted EBITDA to fixed charges, both computed as set forth in the indenture to the Notes. International's ability to pay dividends is restricted by the indenture to the Notes which generally requires, among other things, that it pay dividends only when its consolidated fixed charge coverage ratio is at least 2.0 to 1. A fixed charge coverage ratio of less than 2.0 to 1 also limits the amount of indebtedness International may incur.

         The selected quarterly financial data required by this Item 6 is included in note 18 of notes to consolidated financial statements beginning on page F-1 of this Report.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         For purposes of the discussion below, reference is made to our consolidated balance sheets as of December 31, 2000 and 2001. Reference is also made to our consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999, 2000, and 2001. Substantially all of our transactions are denominated in U.S. dollars and all figures are in U.S. dollars unless otherwise indicated. We prepare our financial statements in accordance with U.S. generally accepted accounting principles.

         As more fully discussed in the Recent Developments section below, on February 28, 2002, Group sold its three subsidiaries consisting of International and its subsidiaries, Technology, and Marine. These former subsidiaries represented our operations and substantially all of our assets prior to the sale. We have no other operations and are in the process of liquidation. Therefore, references made in this section to our operations cover only the periods indicated and, where not indicated, the period through the closing of the sale on February 28, 2002. We disclaim any responsibility for our former subsidiaries subsequent to February 28, 2002.

RECENT DEVELOPMENTS

         On February 22, 2002, Group's shareholders voted (i) to sell its subsidiaries consisting of International, Technology and Marine (representing Group's operations and substantially all of its assets prior to the sale) to Kaneb, (ii) to dissolve and liquidate Group, and (iii) to appoint Group's board of directors as its liquidator and custodian of its corporate documents. The sale transaction was completed on February 28, 2002. The purchase price paid by Kaneb at closing was approximately $311.5 million and includes approximately $19.9 million of cash on hand and approximately $106.7 million of our former subsidiaries' debt, consisting of the Notes and the loan collateralized by the M/V STATIA RESPONDER. The purchase price is subject to adjustment based on the amount of cash and cash equivalents held by Group's former subsidiaries on February 28, 2002.

         Substantially all of the proceeds from the sale transaction (less approximately $3.0 million that will be held by Group until its liquidation is complete, and fees and expenses related to the sale transaction) were distributed to Group's shareholders beginning on February 28, 2002. Fees and expenses are estimated at approximately $6.3 million which includes $1.5 million of costs expensed during 2001. Holders of Group's class A common shares and class B subordinated shares received distributions of $18.4998 per share and $16.8844 per share, respectively. Group's class C shareholder received a distribution of $7.0 million, and Group estimates its class C shareholder will receive a further distribution of approximately $3.0 million following Group's liquidation, assuming no adjustments to the purchase price received from Kaneb are required and no additional costs are incurred. The $18.4998 distribution per class A common share eliminated all arrearages in target quarterly distributions and Group is not obligated to pay or accrue any further arrearages in target quarterly distributions. Additionally, the $16.8844 distribution per class B subordinated share eliminated all deferred distributions payable in respect of these shares which aggregated $2.9 million.

         At the close of trading on February 28, 2002, Group terminated the listing of its class A common shares on the Nasdaq National Market and Group's transfer agent closed its stock transfer books and ceased recording transfers of Group's class A common shares as of that date. Group's dissolution under Netherlands Antilles law occurred on March 2, 2002 and Group is currently in the process of liquidation.

Under Netherlands Antilles law, Group is no longer authorized to undertake actions other than those necessary to wind up its affairs. The steps taken to wind up its affairs will be completed when no more assets are available for distribution, all required filings have been made, and the report of the liquidator has become binding and final.

          Shareholders of record on February 28, 2002, will remain shareholders until the liquidation is complete, which Group anticipates will occur before December 31, 2002. After satisfaction of Group's creditors, any cash remaining at the end of the liquidation period will be paid to the holder of Group's class C shares. No further distributions will be made in respect of Group's class A common shares and class B subordinated shares.

         In connection with the sale transaction, we forgave all the notes receivable from shareholders discussed in note 8 of the notes to consolidated financial statements. Additionally, the sale transaction qualified as a change of control for purposes of the stock options discussed in note 11 of the notes to consolidated financial statements and the employment agreements discussed in note 12 of the notes to consolidated financial statements. As a result, we cashed out all outstanding stock options on February 28, 2002, for $18.4998 per share less the exercise prices and the change of control bonuses were paid. We recognized $5.1 million of compensation expense on February 28, 2002, related to the options we granted on August 27, 2001, which represented the unamortized balance of the deferred compensation on February 28, 2002.

         As a result of the sale transaction, we estimate that non-employee members of our board of directors will receive an aggregate of $74.9 million, consisting of (i) their beneficial interest in our class A common shares, class B subordinated shares and class C shares of $74.7 million, and (ii) net proceeds on the sale of stock options of $0.2 million. By virtue of his control position with Castle Harlan Partners II, L.P., our director, John K. Castle, may be deemed to be the beneficial owner of all of our class B subordinated shares and class C shares. The amount referenced of $74.7 million includes distributions payable to Castle Harlan Partners II, L.P. which Mr. Castle disclaims except to the extent of his pro rata partnership interest in Castle Harlan Partners II, L.P. We estimate that our executive officers will receive an aggregate of approximately $30.3 million, consisting of (i) their beneficial interest in our class A common shares, class B subordinated shares and class C shares of $12.4 million, (ii) net proceeds from the cash-out of stock options of $12.5 million,
(iii) change of control bonuses of $4.1 million, (iv) forgiveness of notes receivable from shareholders of $1.0 million, and (v) the employer portion of payroll taxes resulting from these transactions of $0.3 million.

         On March 1, 2002, one of our former subsidiaries funded an irrevocable trust in the amount of $0.5 million the purpose of which is to pay all the future commitments related to split dollar life insurance policies benefiting one of our executive officers.

OVERVIEW OF OPERATIONS PRIOR TO FEBRUARY 28, 2002

         Our former subsidiaries began operations in 1982 as Statia Terminals N.V., a Netherlands Antilles corporation, operating an oil products terminal located on the island of St. Eustatius. In 1984, CBI Industries, an industrial gases and contracting services company, acquired a controlling interest in Statia Terminals N.V. In 1986, Statia Terminals N.V. purchased Statia Terminals Southwest, with its facility at Brownsville, Texas. CBI Industries became the sole owner of Statia Terminals N.V. and Statia Terminals Southwest in 1990. In 1992 and 1993, our former subsidiaries acquired an interest in, and ultimately all of, the predecessor of Statia Terminals Canada, Incorporated, the managing partner of Statia Terminals Canada Partnership, which owned the facility located at Point Tupper, Nova Scotia, Canada.

         In January 1996, Praxair acquired CBI Industries. Castle Harlan Partners II, L.P., our management and others acquired from Praxair all of the outstanding capital stock of Statia Terminals N.V., the predecessor to Statia Terminals Canada, Incorporated, Statia Terminals, Inc., their subsidiaries and certain of their affiliates in November 1996. Castle Harlan Partners II, L.P. is a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank. At the same time, Statia Terminals Point Tupper was amalgamated into Statia Terminals Canada, Inc. Statia Terminals Canada, International and Group were organized for purposes of facilitating the Castle Harlan acquisition. To assist with the financing of the Castle Harlan acquisition, two of our former subsidiaries sold $135 million of Notes. In July 1998, our former subsidiaries sold Statia Terminals Southwest to an unaffiliated third party purchaser.

         On April 28, 1999, we completed our initial public equity offering of
7.6 million class A common shares. The offering price was $20 per share, raising gross proceeds of $152 million. As more fully discussed above under Recent Developments, Group sold its three subsidiaries on February 28, 2002 and has begun a process under Netherlands Antilles law whereby it will be liquidated.

         The operations of our former subsidiaries were organized around several different factors, the two most significant of which were services and products and geographic location. The primary services and products were terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response, and other terminal services) and product sales (including bunker fuels and bulk oil sales). A majority of our revenues prior to closing were generated by product sales, which fluctuate with global oil prices. As a result, we experienced volatility in our revenue stream, which was not necessarily indicative of our profitability. Gross profit from terminaling services was generally higher than gross profit from product sales. Vessels called at our former subsidiaries' facilities to load and/or discharge cargo and/or to take on bunker fuel. We earned higher port charges (which consist of dock charges, emergency response fees, and other terminal charges) when a vessel called to load and/or discharge cargo than we earned when a vessel called only to take on bunker fuel.

         Our operating costs for terminaling services were relatively fixed and generally did not change significantly with changes in storage capacity leased. However, our operating costs were impacted by inflationary cost increases, and we had certain variable operating expenses which increased or decreased based on changes in storage capacity available, storage capacity leased, throughput, vessel calls, and changes in ancillary services offered by us. Additions or reductions in storage, throughput, port charges, and ancillary service revenues directly impacted our gross profit. Costs for the procurement of petroleum products for sale were variable and linked to global oil prices. Our product costs were also impacted by market supply conditions, types of products sold, and volumes delivered.

         The following table sets forth for the periods indicated total capacity, capacity leased, throughput and vessel calls for each operating location. "Total capacity" represents the average storage capacity available for lease for a period. "Capacity leased" represents the storage capacity leased to third parties weighted for the number of days leased in the month divided by the capacity available for lease. "Throughput" volume is the total number of inbound barrels discharged from a vessel, tank, rail car or tanker truck, and generally does not include across-the-dock or tank-to-tank transfers. A "vessel call" occurred when a vessel docked or anchored at one of our former subsidiaries' terminal locations in order to load and/or discharge cargo and/or to take on bunker fuel. Such dockage or anchorage was counted as one vessel call regardless of the number of activities carried on by the vessel. A vessel call also occurred when we sold and delivered bunker fuel to a vessel not calling at our former subsidiaries' terminals for the above purposes. Each of these statistics is a measure of the utilization of our former subsidiaries' facilities and equipment.

       Capacity, Capacity Leased, Throughput and Vessel Calls by Location
             (Total Capacity and Throughput in thousands of barrels)


                                                                       For the years ended
                                                                           December 31,
                                                                 ---------------------------------
                                                                 1999          2000          2001
                                                                 ------       -------       -------
             Netherlands Antilles and the Caribbean
                 Total capacity                                  11,334        11,334        11,334
                 Capacity leased                                    90%           88%           95%
                 Throughput                                      61,737        81,632        98,347
                 Vessel calls                                       936           854           808

             Canada
                 Total capacity                                   7,404         7,501         7,501
                 Capacity leased                                    79%           68%           85%
                 Throughput                                      37,493        51,502        77,813
                 Vessel calls                                        92           133           222

             All locations
                 Total capacity                                  18,738        18,835        18,835
                 Capacity leased                                    86%           80%           91%
                 Throughput                                      99,230       133,134       176,160
                 Vessel calls                                     1,028           987         1,030



RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of revenues represented by some items in our consolidated statements of operations.

                              Results of Operations
                             (Dollars in thousands)


                                                                            For the Years Ended December 31,
                                                          --------------------------------------------------------------------
                                                                  1999                   2000                     2001
                                                          --------------------     ---------------------    ------------------
                                                                        % of                     % of                   % of
                                                           Dollars    Revenues     Dollars     Revenues     Dollars   Revenues
                                                           -------    --------     -------     --------     -------   --------
Revenues:
   Terminaling services                                   $ 61,665      36.6%     $ 61,547       29.2%     $ 73,687     36.4%
   Product sales                                           106,678      63.4       148,908       70.8       128,473     63.6
                                                          --------    ------      --------      -----      --------    -----
     Total revenues                                        168,343     100.0       210,455      100.0       202,160    100.0
                                                          --------    ------      --------      -----      --------    -----
 Costs of revenues:
   Terminaling services                                     38,064      22.6        40,136       19.1        44,669     22.1
   Product sales                                            99,601      59.2       141,198       67.1       120,410     59.6
                                                          --------    ------      --------      -----      --------    -----
     Total costs of revenues                               137,665      81.8       181,334       86.2       165,079     81.7
                                                          --------    ------      --------      -----      --------    -----
 Gross profit:
   Terminaling services                                     23,601      14.0        21,411       10.2        29,018     14.3
   Product sales                                             7,077       4.2         7,710        3.6         8,063      4.0
                                                          --------    ------      --------      -----      --------    -----
     Total gross profit                                     30,678      18.2        29,121       13.8        37,081     18.3
                                                          --------    ------      --------      -----      --------    -----
 Administrative expenses                                     8,745       5.2         9,717        4.6        10,584      5.2
 Special compensation expense                                4,099       2.4            --         --            --       --
 Hurricane charges                                           1,750       1.0            --         --            --       --
 Costs related to sale of subsidiaries                          --        -             --         --         1,544      0.8
 Impairment charge                                              --        -             --         --           673      0.3
                                                          --------    ------      --------      -----      --------    -----
   Operating income                                         16,084       9.6        19,404        9.2        24,280     12.0
 Interest expense                                           14,286       8.5        12,759        6.1        13,193      6.5
 Interest income                                               846       0.5           387        0.2           853      0.4
                                                          --------    ------      --------      -----      --------    -----
Income before provision for income taxes, preferred
    stock dividends and extraordinary charge                 2,644       1.6         7,032        3.3        11,940      5.9
 Provision for income taxes                                    780       0.5           938        0.4         1,039      0.5
 Preferred stock dividends                                   2,257       1.4            --         --            --       --
 Extraordinary charge related to early extinguishment
  of debt                                                    4,743       2.8            --         --            --       --
                                                          --------    ------      --------      -----      --------    -----
   Net income (loss)                                      $ (5,136)     (3.1%)    $  6,094        2.9%     $ 10,901      5.4%
                                                          =========    ======     ========      =====      ========    =====


         During September 1998, Hurricane Georges caused $8.5 million in damage to components of the St. Eustatius facility. Insulation on certain storage tanks, electrical transmission systems, and roofs of several buildings sustained damage. During the third quarter of 1998, we recorded a charge of $0.8 million consisting of an insurance deductible of $0.5 million related to the hurricane damage and other expenses. Insurance proceeds related to this storm aggregated $7.7 million, of which $3.1 million was collected through December 31, 1999, and the remaining $4.6 million was collected in 2000. Hurricane Georges did not significantly impact operations of the facility, which returned to normal within days of the storm. Repair work related to the damage caused by Hurricane Georges is complete.

         As a result of damages sustained to the St. Eustatius facility from Hurricane Lenny in late November 1999, we incurred a one-time non-cash charge of $1.5 million to partially reduce the carrying value of the shoreline protection system at the facility and a one-time cash charge of $0.25 million to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with other civil work, was substantially replaced during 2000 at a cost of $2.8 million.

         Our operations were not significantly impacted by adverse weather conditions during 2000 and 2001.

         The following tables set forth, for the periods indicated (a) the total revenues and total operating income, after allocation of administrative expenses and elimination of certain intercompany transactions, at each operating location and (b) the percentage such revenues and operating income relative to our total revenues and operating income.

                              Revenues by Location
                             (Dollars in thousands)


                                                             For the Years Ended December 31,
                                              -----------------------------------------------------------------
                                                    1999                   2000                   2001
                                              ------------------     -------------------    -------------------
                                                           % of                    % of                   % of
                                              Dollars      Total     Dollars       Total    Dollars       Total
                                              -------      -----     -------       -----    -------       -----

   Netherlands Antilles and the Caribbean   $ 149,852     89.0%    $ 192,165      91.3%   $ 171,813      85.0%
   Canada                                      18,491     11.0%       18,290       8.7%      30,347      15.0%
                                            ---------     -----     --------       ----    --------      -----

       Total                                $ 168,343    100.0%    $ 210,455     100.0%   $ 202,160     100.0%
                                            =========    ======    =========     ======   =========     ======


                          Operating Income by Location
                             (Dollars in thousands)


                                                             For the Years Ended December 31,
                                              -----------------------------------------------------------------
                                                    1999                   2000                   2001
                                              ------------------     -------------------    -------------------
                                                           % of                    % of                   % of
                                              Dollars      Total     Dollars       Total    Dollars       Total
                                              -------      -----     -------       -----    -------       -----

   Netherlands Antilles and the Caribbean    $ 12,981     80.7%     $ 15,616      80.5%    $ 14,802      61.0%
   Canada                                       3,103     19.3%        3,788      19.5%       9,478      39.0%
                                             --------     -----     --------      -----    --------      -----

       Total                                 $ 16,084    100.0%     $ 19,404     100.0%    $ 24,280     100.0%
                                             ========   =======     ========    =======    ========    =======


YEAR ENDED DECEMBER 31, 2001, COMPARED WITH YEAR ENDED DECEMBER 31, 2000

         REVENUES

         Total revenues for the year ended December 31, 2001, were $202.2 million compared to $210.5 million for the year ended December 31, 2000, a decrease of $8.3 million, or 3.9%. The decrease in total revenues was primarily due to lower average selling prices within our product sales segment, partially offset by increased revenues from terminaling services.

         Revenues from terminaling services for the year ended December 31, 2001, were $73.7 million, compared to $61.5 million for the year ended December 31, 2000, an increase of $12.2 million or 19.7%. The increase in terminaling services revenues for the year ended December 31, 2001, compared to 2000, was principally due to improved leasing of our available capacity, additional barrels of throughput, and increased vessel calls working cargo. Additionally, we believe our operations for the first six months of 2000 were adversely impacted by the accord established between many of the oil exporting nations in 1999, some of whom were our customers during this period, to raise crude oil prices by reducing supply. Members of the accord reduced their production of crude oil during the period from April 1999 through late March 2000, which reduced the worldwide quantity of crude oil and petroleum products in storage.

The accord primarily impacted our terminaling services revenues beginning with the second half of 1999 and continuing through most of the first half of 2000.

         As of December 31, 2001, approximately 71% of our total storage capacity was leased pursuant to long-term contracts. For the year ended December 31, 2001, approximately 61% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts.

         Revenues from terminaling services at St. Eustatius increased approximately $3.5 million, or 8.1%, during the year ended December 31, 2001, as compared to the year ended December 31, 2000. The increase in revenues from terminaling services was due primarily to improved leasing of our available capacity, additional barrels of throughput, and increased vessel calls working cargo. For the year ended December 31, 2001, the overall percentage of capacity leased at this facility was 95% compared to 88% for the same period of 2000, reflecting an increase in the percentage of storage capacity leased for both residual fuel oil and clean products. The increase in the percentage of capacity leased for fuel oil and clean product storage resulted principally from new short-term and long-term product storage contracts. Our crude oil storage tanks at this facility were fully leased during 2001 and 2000. During the year ended December 31, 2001, our average revenue per barrel leased for all products stored increased for this facility by 3.5% over the prior year average.

         Total throughput at St. Eustatius increased 20.5%, from 81.6 million barrels during the year ended December 31, 2000, to 98.3 million barrels during 2001 due primarily to increased throughput of crude oil. Twenty additional cargo vessels (excluding vessels calling only to take on bunker fuel) called at the St. Eustatius facility during the year ended December 31, 2001, than during the same period of 2000, resulting in higher average port charges per vessel call and revenues from port charges. Port charges consist of dock charges, emergency response fees, and other terminal charges.

         Revenues from terminaling services at Point Tupper increased approximately $8.6 million, or 47.3%, during the year ended December 31, 2001, as compared to the year ended December 31, 2000. The increase in revenues from terminaling services was due primarily to improved leasing of our available capacity, additional barrels of throughput, and increased vessel calls working cargo. The percentage of tank capacity leased at Point Tupper increased from 68% for the year ended December 31, 2000, to 85% for the same period of 2001, reflecting an increase in the percentage of storage capacity leased for crude, clean, and fuel oil product storage. The increase in the percentage of capacity leased resulted principally from new short-term storage contracts, a long-term storage contract with a gasoline blender, and a long-term crude oil storage contract. During the year ended December 31, 2001, our average revenue per barrel leased increased for this facility.

         Total throughput at Point Tupper increased from 51.5 million barrels during the year ended December 31, 2000, to 77.8 million barrels during 2001 due primarily to increased throughput of crude oil and clean products. Eighty-four additional cargo vessels (excluding vessels calling only to take on bunker fuel) called at the Point Tupper facility during the year ended December 31, 2001, than during the same period of 2000, resulting in higher revenues from port charges.

         Revenues from product sales were $128.5 million for the year ended December 31, 2001, compared to $148.9 million for the same period in 2000, a decrease of $20.4 million, or 13.7%. This decrease was primarily due to a lower average selling price which was partially offset by increases in the volume of products delivered, including increased bunkering operations at Point Tupper. Metric tons of bunkers and bulk oil delivered increased 9.9% during the year ended December 31, 2001, as compared to the same period of 2000. The average selling price decreased 16.0% when comparing the year ended December 31, 2001, with the same period of 2000. This decrease in the average selling price was primarily the result of significantly lower global oil market prices.

         GROSS PROFIT

         Gross profit for the year ended December 31, 2001, was $37.1 million compared to $29.1 million for the same period of 2000, representing an increase of $8.0 million, or 27.3%. The increase in gross profit was primarily the result of the increased revenues from terminaling services discussed above. Additionally, during the first quarter of 2000, we replaced certain hoses attached to the single point mooring system at St. Eustatius. As a result, we changed the estimated useful lives of certain hoses and incurred a non-cash charge of $0.8 million to depreciation expense during the first quarter of 2000, which is included in costs of terminaling services revenues.

         Gross profit from our product sales segment for the year ended December 31, 2001, was $8.1 million compared to $7.7 million for the same period of 2000, representing an increase of $0.4 million, or 4.6%. This increase in gross profit from product sales is primarily due to greater quantities of bunker fuels delivered and higher margins realized due to improved purchasing of products.

         Our operating expenses, which are included in costs of revenues, have been relatively fixed. However, operating expenses at both St. Eustatius and Point Tupper have increased during the year ended December 31, 2001, as compared to the same period of 2000, primarily due to increased personnel costs, contract labor, and marine equipment expenses resulting from the significantly higher throughput and number of vessels working cargo at both facilities during the year ended December 31, 2001.

         ADMINISTRATIVE EXPENSES

         Administrative expenses were $10.6 million for the year ended December 31, 2001, as compared to $9.7 million for the same period of 2000, representing an increase of $0.9 million, or 8.9%. The increase during the year ended December 31, 2001, as compared to the same period of 2000, is primarily the result of higher personnel costs (including certain performance-based compensation), and higher depreciation costs primarily related to computer software. The increase was partially offset by a decrease in professional fees. Administrative expenses primarily relate to costs incurred at our U.S. administrative offices.

         COSTS RELATED TO SALE OF SUBSIDIARIES

         As more fully discussed in note 19 of the notes to consolidated financial statements and the Recent Developments section above, on February 28, 2002, Group sold its three subsidiaries. During the year ended December 31, 2001, we incurred certain direct costs to third parties (including professional fees) of $1.5 million which were expensed.

         IMPAIRMENT CHARGE

         As more fully discussed in note 2 of the notes to consolidated financial statements and below, during the fourth quarter of 2001, the Company determined the amount it had invested in a technology investment company which invested in an online petroleum products trading company was impaired and recognized an impairment charge of $0.7 million.

         INTEREST EXPENSE

         During the years ended December 31, 2001 and 2000, we incurred $13.2 million and $12.8 million, respectively, of interest expense. The increase during the year ended December 31, 2001, as compared to the same period of 2000, was primarily due to interest on equipment financing secured by the M/V STATIA RESPONDER, which is discussed further below. Interest expense includes interest accrued on our long-term debt, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and bank charges.

         PROVISION FOR INCOME TAXES

         The provision for income taxes was $1.0 million for the year ended December 31, 2001, as compared to $0.9 million for the same period of 2000. The increase in the provision for income taxes was primarily due to large corporation tax paid in Canada, and higher state taxes incurred in the U.S. For a further discussion of income taxes, please see note 10 of the notes to consolidated financial statements and the Tax Matters section below.

         NET INCOME

         Net income was $10.9 million for the year ended December 31, 2001, as compared to $6.1 million for the year ended December 31, 2000. The improvement in our results is attributable to the net effect of the operating factors discussed above.

YEAR ENDED DECEMBER 31, 2000, COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         COMPARABILITY

         Our initial public offering of equity, which was completed on April 28, 1999, has impacted our financial condition and results of operations and, therefore, comparability between years.

         REVENUES

         Total revenues for the year ended December 31, 2000, were $210.5 million compared to $168.3 million for the year ended December 31, 1999, an increase of $42.2 million, or 25.0%. The increase in total revenues was primarily due to increases in the average selling prices within our product sales segment.

         Revenues from terminaling services, for the year ended December 31, 2000, were $61.5 million, a small decrease from $61.7 million for the previous year. We believe the small decrease in terminaling services revenues for the year ended December 31, 2000, compared to 1999, was principally due to the adverse effects of the accord established between many of the oil exporting nations, some of whom were our customers during this period, to raise crude oil prices by reducing supply. Members of the accord reduced their production of crude oil during the period from April 1999 through late March 2000, which reduced the worldwide quantity of crude oil and petroleum products in storage. The accord primarily impacted our terminaling services revenues beginning with the second half of 1999 and continuing through most of the first half of 2000. The impact of the accord during the first half of 2000 was partially offset by uncertain conditions in the crude oil and petroleum products markets during the second half of 2000 which created trading opportunities for several of our customers and resulted in these customers leasing storage capacity from us. Additionally, during the second half of 2000, increased throughput of crude oil favorably impacted our revenues.

         As of December 31, 2000, approximately 73% of our total storage capacity was leased pursuant to long-term contracts. For the year ended December 31, 2000, approximately 65% of our storage and throughput revenues, excluding related ancillary services, were derived from long-term contracts.

         Revenues from terminaling services at St. Eustatius decreased approximately $0.2 million, or 0.4%, during the year ended December 31, 2000, as compared to the year ended December 31, 1999. Lower storage revenues, resulting from a lower percentage capacity leased, were partially offset by increased revenues from port charges. Port charges consisted of dock charges, emergency response fees, and other terminal charges. For the year ended December 31, 2000, the overall percentage of capacity leased at this facility was 88% compared to 90% for the same period of 1999, reflecting a decrease in the percentage of storage capacity leased for both residual fuel oil and clean products. During the year ended December 31, 2000, our average revenue per barrel leased decreased 10.1% for this facility.

         Total throughput at St. Eustatius increased 32.2%, from 61.7 million barrels during the year ended December 31, 1999, to 81.6 million barrels during 2000 due primarily to increased throughput of crude oil. Although 18 fewer cargo vessels (excluding vessels calling only to take on bunker fuel) called at the St. Eustatius facility during the year ended December 31, 2000, than during the same period of 1999, the average size of the vessels increased. The net result of these two factors was increased revenues from port charges.

         Revenues from terminaling services at Point Tupper were virtually unchanged during the year ended December 31, 2000, as compared to the year ended December 31, 1999. Lower storage revenues, resulting from a lower percentage capacity leased, were offset by higher revenues from port charges. The percentage of tank capacity leased at Point Tupper decreased from 79% for the year ended December 31, 1999, to 68% for the same period of 2000. This decrease was primarily the result of the decision by a customer of this facility, which is a participant in the accord, not to renew its crude oil storage contract at the end of the second quarter of 1999. During the year ended December 31, 2000, our average revenue per barrel leased decreased for this facility. Another customer significantly increased its throughput of crude oil during 2000. Forty-one more vessels called during the year ended December 31, 2000, as compared to the same period of 1999, which led to higher revenues from port charges at this facility.

         Revenues from product sales were $148.9 million for the year ended December 31, 2000, compared to $106.7 million for the same period in 1999, an increase of $42.2 million, or 39.6%. This increase was primarily due to an increase in the average selling price which was partially offset by decreases in the volume of products delivered. Metric tons of product sold decreased 12.0% during the year ended December 31, 2000, as compared to the same period of 1999. The average selling price increased 56.1% when comparing the year ended December 31, 2000, with the same period of 1999. This increase in the average selling price was primarily the result of significantly higher oil market prices.

         GROSS PROFIT

         Gross profit for the year ended December 31, 2000, was $29.1 million compared to $30.7 million for the same period of 1999, representing a decrease of $1.6 million, or 5.1%. The decrease in gross profit was primarily the result of lower gross profits realized on terminaling services, which were partially offset by higher dollar gross margins realized on product sales. Gross profit from terminaling services decreased primarily as a result of lower percentage of capacity leased and increases in the operating costs associated with the providing of our terminaling services at both of our former subsidiaries' operating locations. Additionally, during the year ended December 31, 2000, we replaced certain hoses attached to the single point mooring system at St. Eustatius. As a result, we changed the estimated useful lives of certain hoses and incurred a non-cash charge of $0.8 million to depreciation expense during the first quarter of 2000, which is included in costs of terminaling services revenues.

         Gross profit from our product sales segment for the year ended December 31, 2000 was $7.7 million compared to $7.1 million for the same period of 1999, representing an increase of $0.6 million, or 8.9%. This increase in gross profit from product sales is primarily due to higher margins realized due to improved purchasing of products.

         Our operating expenses, which are included in costs of revenues, have been relatively fixed. However, operating expenses at both St. Eustatius and Point Tupper have increased during the year ended December 31, 2000, as compared to the same period of 1999, primarily due to increased personnel costs, contract labor and marine equipment expenses resulting from the significantly higher throughput at both facilities and the increased number of vessels working cargo at Point Tupper during the year ended December 31, 2000.

         ADMINISTRATIVE EXPENSES

         Administrative expenses were $9.7 million for the year ended December 31, 2000, as compared to $8.7 million for the same period of 1999, representing an increase of $1.0 million, or 11.1%. The increase during the year ended December 31, 2000, as compared to the same period of 1999, is primarily the result of higher personnel costs (including certain performance-based compensation), and higher depreciation costs primarily related to computer software. Administrative expenses primarily relate to costs incurred at our U.S. administrative offices.

         SPECIAL COMPENSATION EXPENSES

         As more fully discussed in notes 3 and 11 of the notes to consolidated financial statements, we recorded special compensation expense during the year ended December 31, 1999, of $4.1 million, of which $2.2 million was a non-cash charge related to the vesting of certain stock options.

         HURRICANE CHARGES

         As a result of damages sustained to our St. Eustatius facility from Hurricane Lenny in late November 1999, we incurred a one-time non-cash charge of $1.5 million to partially reduce the carrying value of the shoreline protection system and a one-time cash charge of $0.25 million to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with certain other civil work, was substantially replaced during 2000 at a cost of $2.8 million.

         INTEREST EXPENSE

         During the years ended December 31, 2000 and 1999, we incurred $12.8 million and $14.3 million, respectively, of interest expense. Interest expense includes interest accrued on our long-term debt, interest expense and commitment fees on our revolving credit facility, amortization expense related to deferred financing costs, and bank charges. In May 1999, we repurchased $34.0 million of the Notes, which resulted in lower interest and amortization expense related to this debt.

         PROVISION FOR INCOME TAXES

         Provision for income taxes was $0.9 million for the year ended December 31, 2000, as compared to $0.8 million for the same period of 1999. The provision for income taxes was increased, as compared to the previous year, in contemplation of potential additional income tax assessments from jurisdictions in which our former subsidiaries operate, offset by the effect of certain tax benefits. For a further discussion of income taxes, please see note 10 of the notes to consolidated financial statements and the Tax Matters section below.

         PREFERRED STOCK DIVIDENDS

         During 1999, we redeemed all of our outstanding preferred stock in connection with our initial public offering of equity. Preferred stock dividends accrued were $2.3 million for the year ended December 31, 1999.

         EXTRAORDINARY CHARGE RELATED TO EARLY EXTINGUISHMENT OF DEBT

         As more fully discussed in note 3 of the notes to consolidated financial statements, we recognized an extraordinary charge of $4.7 million during the year ended December 31, 1999, in connection with the repurchase of $34.0 million of the Notes. This charge represented the premium paid to acquire Notes in the open market and other acquisition costs. There was no income tax effect associated with this extraordinary charge.

         NET INCOME (LOSS)

         Net income was $6.1 million for the year ended December 31, 2000, as compared to a net loss to common shareholders of $5.1 million for the year ended December 31, 1999. The improvement in our results is attributable to the elimination of the extraordinary charge and preferred stock dividends, the reduction of our interest expense, and the net effect of the operating factors discussed above.

SELECTED QUARTERLY FINANCIAL INFORMATION

         The following table sets forth selected unaudited quarterly operating results for each of our last eight quarters. EBITDA is our earnings before interest expense, taxes, depreciation and amortization and represents a measure of cash flow. This information was prepared by us on a basis consistent with our audited financial statements and includes all adjustments, consisting of normal and recurring adjustments, that we consider necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Report and our quarterly reports on Form 10-Q.


                                                           Quarters Ended
                                                        (Dollars in thousands)
                                    -------------------------------------------------------------------------
                                    March 31,      June 30,       September 30,      December 31,       Total
                                    ---------      --------       -------------      ------------       -----
      2000

      Total revenues               $  42,305       $  54,227      $  57,542            $ 56,381       $  210,455
      Operating income                 l,813           3,660          6,859               7,072           19,404
      EBITDA                           5,428           6,684          9,940              10,200           32,252

      2001

      Total revenues               $  50,213       $  53,860      $  51,068            $ 47,019       $  202,160
      Operating income                 6,807           7,114          5,813               4,546           24,280
      EBITDA                          10,008          10,349          9,092               7,803           37,252



LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW FROM OPERATING ACTIVITIES

         Net cash provided by operating activities was $13.7 million, $23.4 million, and $25.0 million for the years ended December 31, 1999, 2000, and 2001, respectively. Cash flow from operations has been our primary source of liquidity during these periods. Differences between net income and positive operating cash flow have resulted primarily from depreciation and amortization burdens, non-cash charges, and changes in various working capital accounts.

         Prior to the sale of our former subsidiaries, we periodically purchased refined petroleum products for resale as product sales, and our inventory balances changed based on these activities. As of December 31, 2000, and 2001, our inventory balances were $1.6 million and $2.0 million, respectively.

         CASH FLOW FROM INVESTING ACTIVITIES

         Net cash used in investing activities, consisting primarily of purchases of property and equipment, was $8.6 million, $9.1 million, and $7.2 million for the years ended December 31, 1999, 2000, and 2001, respectively. See the Capital Expenditures section below.

         During the year ended December 31, 2000, we acquired an interest for $0.5 million in a technology investment company which held as its sole investment an investment in a company providing on-line trading of certain petroleum products. During the year ended December 31, 2001, we invested an additional $0.1 million in the technology investment company and provided the online petroleum products trading company $0.07 million in the form of a convertible loan in conjunction with similar loans from other investors. During the fourth quarter of 2001, we determined the amounts we had invested in these entities were impaired and recognized an impairment charge of $0.7 million.

         CASH FLOW FROM FINANCING ACTIVITIES

         Our cash flows from financing activities for the year ended December 31, 1999, were impacted by our initial public offering of equity which is more fully discussed in note 3 of the notes to consolidated financial statements. The gross proceeds of the offering were used primarily to redeem all of our outstanding Series A, B, C, D, and E preferred stock ($94.8 million) and pay accrued preferred stock dividends ($9.7 million) and underwriters' discounts, fees, and other costs directly associated with the offering ($15.2 million). In addition, proceeds from the offering were invested and used during May 1999, along with existing cash, to repurchase in the open market a principal amount of $34 million of the Notes previously issued by two of our subsidiaries ($37.7 million, including a premium and costs). In connection with the repurchase of the Notes, we incurred a $4.7 million loss on the early extinguishment of debt.

         During the years ended December 31, 1999, 2000, and 2001, we declared and paid distributions on our class A common shares of $5.8 million ($0.7665 per share), $3.1 million ($0.45 per share), and $9.4 million ($1.55 per share), respectively. Additionally, during 1999, distributions on our class B subordinated shares aggregating $2.9 million ($0.7665 per share) were declared. Distributions on the class B subordinated shares were deferred and were to remain deferred until expiration of the deferral period as defined in our articles of incorporation. No distributions on our class B subordinated shares were declared during 2000 and 2001. See "SALE OF SUBSIDIARIES AND LIQUIDATION" under Item 5 of this Report for additional information with regards to the sale to Kaneb and our distributions.

         Our board of directors authorized the open market purchase of up to two million shares of our class A common shares. As of December 31, 2001, we had acquired 1,586,747 class A common shares, at an aggregate cost of $11.1 million. We made no purchases of our class A common shares after March 2001.

         On May 2, 2000, we granted options to purchase 228,000 class A common shares to certain of our employees and non-employee directors at an exercise price of $5.59 per share, representing the fair market value of the class A common shares on the date of grant. On January 24, 2001, we granted options to purchase 235,500 class A common shares to certain of our employees and non-employee directors at an exercise price of $8.094 per share, representing the fair market value of the class A common shares on the date of grant. On August 27, 2001, we granted options to purchase 680,000 class A common shares to certain of our employees at an exercise price of $5.00 per share which was below the fair market value of the class A common shares of $12.975 on the date of grant. These options were granted pursuant to our 1999 share option plan and were to be exercised on or after the ninth anniversary of the grant date; provided, however, that the options were to become exercisable earlier under certain conditions including immediately prior to any change of control, as defined in the 1999 share option plan. As of April 16, 2002, options on 4,000 shares of our class A common shares remained available for grant under our existing stock option plan. As further discussed in note 19 of the notes to consolidated financial statements and the Recent Developments section above, all outstanding stock options vested and were cashed out on February 28, 2002.

         In December 2000, we borrowed $7.0 million (excluding direct costs of the borrowing of $0.1 million) from an equipment financing company. This loan was repaid on March 12, 2002, which resulted in the release of Group's guarantee of this loan. The loan required monthly payments of principal and interest, and would have matured on January 1, 2007. Interest accrued at three month London InterBank Offered Rates plus 3.2% (5.06% and 5.12% at December 31, 2001 and February 28, 2002, respectively) and adjusted monthly. At December 31, 2000 and 2001, the outstanding principal balance of this loan was $7.0 million and $5.9 million, respectively. The loan was collateralized by a security interest in the M/V STATIA RESPONDER, one of our emergency response and maintenance support vessels, which was operated at our former subsidiaries' Caribbean terminal. The loan was subject to certain financial covenants, the most restrictive of which, included, but was not limited to the following: (i) a debt service coverage ratio of at least 1.50 to 1, (ii) the maintenance of $70.0 million of net worth by Group, and (iii) the maintenance of specified insurance coverage limits on the collateral. During the year ended December 31, 2001, we repaid $1.1 million of the loan principal.

         We had a $17.5 million revolving credit facility secured by certain of our accounts receivable and oil inventory, which was to renew annually under the original terms of the agreement unless otherwise canceled by either party. The credit facility was terminated on March 20, 2002. The revolving credit facility was available for working capital needs and letter of credit financing, and it permitted us to borrow in accordance with a defined available borrowing base, which was approximately $8.8 million at December 31, 2001. The revolving credit facility bore interest at the prime rate plus 0.5% per annum (5.25% at December 31, 2001 and February 28, 2002) and was to expire on November 27, 2002. During December 1999 and the first and second quarters of 2000, we borrowed against the revolving credit facility, and all of such borrowings were repaid by May 2000. No subsequent borrowings were made.

         As more fully discussed in notes 5 and 19 of the notes to consolidated financial statements, Kaneb redeemed the Notes on April 5, 2002. The debt service costs associated with the borrowings of our former subsidiaries under the Notes imposed a significant burden on our liquidity. The Notes accrued interest at 11 3/4% per annum payable semi-annually on May 15 and November 15. The Notes were scheduled to mature on November 15, 2003. As further discussed in note 5 of the notes to consolidated financial statements, the Notes were redeemable in whole or in part at the option of our former subsidiaries at redemption prices set forth in the indenture relating to the Notes. Under the terms of the indenture, the issuers could forego the redemption process and repurchase the Notes in the open market. Any time on or prior to November 15, 1999, we were permitted to redeem or repurchase up to 35% of the aggregate principal amount of the Notes with the proceeds of one or more equity offerings. As further discussed above and in note 3 of the notes to consolidated financial statements, during May 1999, and in connection with our initial public offering of equity, we repurchased in the open market a principal amount of $34 million of the Notes.

         The indenture relating to the Notes provided that an offer be made by the issuers to repurchase all outstanding Notes at a repurchase price of 101% of the principal amount, plus accrued and unpaid interest, if any, within 30 days should a change of control, as defined in the indenture, occur. If such an offer was not made within such 30 day period, the trustee under the indenture (or at least 25 percent of the holders of the Notes) could accelerate payment of the Notes. As more fully discussed in note 19 of the notes to consolidated financial statements, a change of control occurred on February 28, 2002, after which Group had no continuing liability with regard to the Notes. Prior to the change of control, we were in compliance with all the financial covenants set forth in the indenture.

         The indenture generally limited the incurrence of additional debt by International, limited the ability of International to pay Group dividends or make any other distribution to Group, and limited the ability of International to sell its assets. Under the indenture, International and its subsidiaries could incur additional indebtedness as long as International's consolidated fixed charge coverage ratio was at least 2.0 to 1. The fixed charge coverage ratio is the ratio of Adjusted EBITDA to fixed charges, each computed as set forth in the indenture with respect to the Notes. The indenture required EBITDA for International to be adjusted for specified non-cash income and expense items to compute Adjusted EBITDA. Adjusted EBITDA for International also excluded certain administrative expenses, and prior to the termination of the Castle Harlan management fee, excluded that fee incurred by Group. Under the terms of the indenture, International could not pay Group any dividend if at the time of declaration:

         o a default or event of default under the indenture shall have occurred and be continuing or shall occur as a consequence thereof;
         o International's consolidated fixed charge coverage ratio (as defined in the indenture) for the prior four full quarters was less than 2.0 to 1; or
         o the amount of such dividend, when added to the aggregate amount of all other dividends and specific other restricted payments made by International after November 27, 1996, and not covered by other exceptions in the indenture, exceeded the sum specified below.

         Such sum is:

         50% of International's consolidated net income, as defined in the indenture and taken as one accounting period, from November 27, 1996, to the end of International's most recently ended fiscal quarter for which internal financial statements were available at the time of such dividend or, if such aggregate consolidated net income was a deficit, minus 100% of such aggregate deficit,

         PLUS

         the net cash proceeds from the issuance and sale after November 27, 1996, of International capital stock to Group and/or third parties.

         Some other dividends, generally unrelated to operating cash flow, were permitted notwithstanding the second and third items above.

         Prior to closing on February 28, 2002, no event of default existed and was continuing under the indenture to the Notes, of which $101.0 million were outstanding. The consolidated fixed charge coverage ratio as defined in the indenture was 3.0 to 1 at December 31, 2001. Additionally, at December 31, 2001 and based upon calculations specified in the indenture, International was allowed to pay additional dividends of approximately $13.7 million.

CAPITAL EXPENDITURES

         We spent $8.6 million, $8.6 million, and $7.0 million during the years ended December 31, 1999, 2000, and 2001, respectively, primarily on property and equipment. These amounts include $1.0 million, $0.4 million, and $1.0 million, respectively, which was spent to enhance our ability to generate incremental revenues. During 1999, 2000, and 2001, a majority of capital expenditures were related to sustaining our existing operations, including our terminal and marine maintenance programs. The amount spent during 2000 also includes $2.8 million related to repairs to our shoreline protection system at St. Eustatius which was damaged by Hurricane Lenny in 1999.

         As of February 28, 2002, our former subsidiaries had evaluated the economic feasibility of a salt deposit, for approximately four years and we believed our former subsidiaries planned to continue to investigate it during 2002. As of February 28, 2002, our former subsidiaries had a license from governmental authorities to perform work to further analyze the usefulness of the property and the deposit for the storage of natural gas or other hydrocarbons. The license may be withdrawn under certain circumstances. As of February 28, 2002, our former subsidiaries had not established sufficient information to determine whether or not this project would ever produce income. However, as of December 31, 2001, and February 28, 2002, our former subsidiaries determined further development of this project was probable based on potential natural gas and other hydrocarbon development in eastern Canada. Furthermore, as of February 28, 2002, we believed that should the project prove successful, it would not produce revenues until at least two years from that date. Through December 31, 2001, our former subsidiaries had expended management time on this project and capitalized approximately $1.0 million of third-party costs.

         In February 2002, we entered into an agreement with a third-party software company whereby the software company will complete the development of our former subsidiaries' terminal operations software, oversee and coordinate implementation of the terminal operations software at our former subsidiaries' terminals for specified fees, and will also incorporate the terminal operations software into a separate commercial product being developed by the software company. Under the agreement, our former subsidiaries will purchase the software company's product at a discount from listed prices and will participate in future sales and license revenues from sales of the software company's products if such products include our former subsidiaries' terminals operations software. As of December 31, 2001, capitalized costs related to this internally developed software were approximately $0.7 million.

         As of February 28, 2002, the capital expenditure budget of our former subsidiaries for 2002 was $8.3 million, primarily for items to sustain our former subsidiaries' existing operations. Spending for producing incremental revenues was estimated at $0.5 million and contingent upon the securing of additional business or continuation of certain development projects. Our former subsidiaries' 2002 maintenance-related capital expenditure forecast of $7.8 million included certain expenditures originally budgeted for prior periods, but which were not completed in those prior periods.

         The following table sets forth capital expenditures by location and separates such expenditures into those which produce, or have the potential to produce, incremental revenue and those which sustain our operations.

                   Summary of Capital Expenditures by Location
                             (Dollars in thousands)


                                                    Produce           Sustain
                                                  Incremental         Existing
                                                    Revenues         Operations          Total           % of Total
                                                    --------         ----------       ----------         ----------
YEAR ENDED DECEMBER 31, 1999
   Netherlands Antilles                             $    586        $   4,613         $    5,199              60.5%
   Canada                                                416            1,602              2,018              23.5%
   United States(1)                                       --            1,376              1,376              16.0%
                                                    --------        ---------         ----------           --------
     Total                                          $  1,002        $   7,591         $    8,593             100.0%
                                                    ========        =========         ==========           ========

YEAR ENDED DECEMBER 31, 2000
   Netherlands Antilles                             $    136        $   6,548         $    6,684              77.9%
   Canada                                                294              759              1,053              12.3%
   United States(1)                                       --              841                841               9.8%
                                                    --------        ---------         ----------           --------
     Total                                          $    430        $   8,148         $    8,578             100.0%
                                                    ========        =========         ==========           ========

YEAR ENDED DECEMBER 31, 2001
   Netherlands Antilles                             $    132        $   3,457         $    3,589              51.2%
   Canada                                                872            1,194              2,066              29.4%
   United States (1)                                      --            1,362              1,362              19.4%
                                                    --------        ---------         ----------           --------
     Total                                          $  1,004        $   6,013         $    7,017             100.0%
                                                    ========        =========         ==========           ========


(1) Includes expenditures for U.S. flagged marine equipment utilized primarily in the Netherlands Antilles.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         Our former subsidiaries were subject to comprehensive and periodically changing environmental, health, and safety laws and regulations within the jurisdictions of their operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm water, and the disposal of non-hazardous and hazardous waste. In 1999, 2000, and 2001, our former subsidiaries' capital expenditures for compliance with environmental, health and safety laws and regulations were approximately $2.5 million, $1.8 million, and $1.0 million, respectively. These figures do not include routine operational compliance costs, such as the costs for the disposal of hazardous and non-hazardous solid waste, which were approximately $1.2 million, $0.3 million, and $0.07 million in 1999, 2000, and 2001, respectively. We believe as of February 28, 2002, we were in substantial compliance with applicable laws and regulations governing environmental, health, and safety matters.

         The 1996 Castle Harlan acquisition agreement with Praxair, Inc. includes a covenant whereby Praxair shall assume financial responsibility for some environmental investigation, remediation, and upgrade costs at Point Tupper. With respect to seven identified items of environmental investigation and remediation, this covenant is subject to dollar limitations aggregating $4.2 million. With respect to all other costs covered by the Praxair covenant there are no dollar limitations. However, we cannot guarantee that Praxair will pay all of the indemnified amounts without dispute or delay.

         Past use of the Point Tupper facility, including its past operation by others as an oil refinery, have resulted in particular on-site areas of known and potential contamination, as described below. Under Canadian environmental, health, and safety laws, the owner and operator of the facility can be held liable for mitigation or remediation of, and damages arising from, these or other as yet unknown environmental, health, and safety conditions at the facility.

         In connection with the Castle Harlan acquisition in 1996, Phase I and limited Phase II environmental site assessments were conducted at the Point Tupper terminal to identify potential environmental, health, and safety matters. Particular environmental matters and conditions that were likely to require the incurrence of costs were identified, and Praxair agreed to pay the costs of addressing some of these matters, subject in some cases to monetary limitations as discussed above. Since then, we have undertaken, in accordance with environmental, health and safety laws, investigation, remediation and upgrade actions to address these and other more recently identified matters.

         With respect to the foregoing environmental liabilities and costs, Praxair, in connection with the Castle Harlan acquisition, has paid approximately $5.6 million through December 31, 2001. Based on investigations conducted and information available through February 28, 2002, the potential cost of additional remediation and compliance was estimated at approximately $13 million, substantially all of which we believe is the responsibility of Praxair, Inc. per the Castle Harlan acquisition agreement. We believe that environmental, health, and safety costs will not have a material adverse effect on our financial position, cash flows, or results of operations, subject to reimbursements from Praxair, Inc.

         Our former subsidiaries accrued a total of $1.5 million during 1996 to cover environmental, health, and safety costs we had identified as not being covered by the Praxair agreement. Through December 31, 2001, $0.3 million of the $1.25 million allocated to the Point Tupper terminal had been charged against this accrual. We have periodically reviewed the adequacy of this accrual and, during 1999 and 2000, determined $0.25 million and $0.18 million, respectively, originally provided for environmental contingencies at the St. Eustatius and Point Tupper facilities, respectively, were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of terminaling services. We believe that environmental, health, and safety costs will not have a material adverse effect on our financial position, cash flows, or results of operations, subject to reimbursements from Praxair. We can give no assurance that additional liabilities discovered in the future, under existing or future environmental, health, and safety laws and outside the scope of the Praxair agreement will not be material. In addition, we can give no assurance that we will not have to incur material expenses before Praxair pays amounts for which Praxair ultimately would be responsible. Group's obligations for environmental, health and safety matters generally transferred to Kaneb at February 28, 2002.

POLITICAL, INFLATION, CURRENCY, AND INTEREST RATE RISKS

         We periodically evaluate the political stability and economic environment in the countries in which we operate. As a result of these evaluations, we are not presently aware of any matters that may adversely impact our business, financial condition, or results of operations. The general rate of inflation in the countries where we have operated has been relatively low in recent years causing a modest impact on operating costs. Historically, inflationary cost increases have resulted in adjustments to storage and throughput revenues because long-term contracts have generally contained price escalation provisions. Product sales prices are based on active markets, and we have generally been able to pass any cost increases to customers. Except for minor local operating expenses in Canadian dollars and Netherlands Antilles guilders, and certain Canadian dollar-denominated revenues, all of the transactions were in U.S. dollars. Through February 28, 2002, we believed we were not significantly exposed to exchange rate fluctuations.

         Through February 28, 2002, most of our debt obligations carried a fixed rate of interest. The cost of the revolving credit facility varied with changes in the lender's prime lending rate, and the loan collateralized by the M/V STATIA RESPONDER was indexed to three month London InterBank Offered Rates. Therefore, through February 28, 2002, we believed our exposure to interest rate fluctuations was minimal.

TAX MATTERS

         The St. Eustatius facility of our former subsidiaries has been qualified for designation as a free trade zone and the Point Tupper facility of our former subsidiaries has been qualified for designation as a customs bonded warehouse. Such status allowed our customers and us to transship commodities to other destinations with minimal Netherlands Antilles or Canadian tax effects.

         On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement required a former subsidiary of Group to pay a 2% rate on taxable income, as defined, or a minimum payment of 500,000 Netherlands Antilles guilders ($0.3 million) per year. This agreement further provided that any amounts paid in order to meet the minimum annual payment would be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment was greater than 2% of taxable income. The former subsidiary continued to honor the provisions of the expired Free Zone and Profit Tax Agreement and made payments as required thereunder through February 28, 2002.

         During 1999, the Company and representatives appointed by the governments of the Netherlands Antilles and St. Eustatius completed a draft of a new agreement applicable to the subsidiary and certain affiliates and submitted the draft for approval to each government. The draft as submitted called for the new agreement to be effective retroactively from January 1, 1998, through December 31, 2010, with extension provisions to 2015. The Company has proposed certain modifications to the 1999 draft including extension of the expiration of the new agreement to January 1, 2026 to match certain Netherlands Antilles legislation. The subsidiary has accrued within Other accrued liabilities amounts which may become payable should the new agreement become effective. In connection with the sale of Group's subsidiaries to Kaneb, Kaneb has committed to pay Group, when a new tax agreement is executed, 80% of the excess, if any, of the estimated tax liability recorded as of February 28, 2002 over the actual liability incurred under such new tax agreement for periods prior to February 28, 2002.

         Tax rates in the jurisdictions in which we operated did not change significantly during 1999, 2000, and 2001.

         On September 30, 2001, and October 1, 2001, Statia Terminals Canada, Incorporated, together with Point Tupper Marine Services Limited and Statia Terminals Canada Holdings, Inc., a newly formed wholly-owned subsidiary of Statia Terminals Canada, Inc., reorganized such that the businesses previously carried on by these corporations, other than the spill response business of Point Tupper Marine Services Limited, were transferred to Statia Terminals Canada Partnership, a general partnership formed under the laws of the Province of Nova Scotia, Canada. We effected the reorganization of our Canadian operations in order to consolidate certain activities and gain operational efficiencies. Additionally, as a result of the reorganization, Canadian net operating loss carry-forwards, substantially all of which were to expire unutilized at the end of 2001, were applied against the tax gain arising from the transfer of certain assets to the partnership. The resultant step-up in the tax basis of the assets transferred will be available for future years' tax depreciation deductions by our former subsidiaries. We have provided a full valuation allowance against the net deferred tax asset resulting from this reorganization, aggregating approximately $20.7 million, at December 31, 2001, because we could not determine that it was likely that the deferred tax asset would be utilized in the future by our former subsidiaries.

         We had no net operating tax loss carry-forwards available to offset Canadian taxable income at December 31, 2001. The investment tax credit carry-forwards available to reduce Canadian income taxes were $1.2 million at December 31, 2001, and expire in various amounts through 2010. The net operating tax loss carry-forwards available to offset U.S. taxable income at December 31, 2001, were $4.4 million and expire in various amounts through 2020. We have provided a full valuation allowance against these tax assets because we cannot determine that it is likely that the deferred tax assets will be utilized in the future. All Canadian and U.S. tax assets were effectively transferred to Kaneb as a result of the closing on February 28, 2002.

INSURANCE

         Prior to February 28, 2002, our property insurance covered damage to the real and personal property located at our two terminals and administrative offices. The property loss limit was $150 million with a $0.3 million deductible, except for a loss limit of $125 million with a 2.5% of loss (subject to a minimum of $1.0 million) deductible for certain losses (wind, flood, earthquake, etc.) at St. Eustatius. We carried $31 million of coverage on the offshore single point mooring system at St. Eustatius with a deductible of approximately $0.3 million. Our former subsidiaries had coverage up to scheduled values for damage to our marine vessels with a $50,000 deductible. We carried various layers of liability coverage of up to $200 million with a deductible of approximately $0.3 million (including coverage for liabilities associated with certain accidental spills). We also carried other insurance customary in the industry.

         Prior to February 28, 2002, we maintained insurance policies on insurable risks at levels we considered appropriate. We did not carry business interruption insurance due to, what we believed, were excessive premium costs for the coverage provided. However, we did, prior to February 28, 2002, carry business interruption insurance for our offshore single point mooring system.

NEW ACCOUNTING STANDARDS AND POLICIES

         Effective January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. The adoption of SFAS No. 133 did not have a material impact on us.

         The Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants is currently formulating a new accounting standard, which is expected to modify the accounting rules for major repairs and maintenance expenditures, among other things. AcSEC has released a proposed Statement of Position entitled "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." As of February 28, 2002, we had not determined whether the ultimate implementation of the final standard by us would have a material effect on our business, financial condition, results of operations, or cash flows.

         The Financial Accounting Standards Board recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The new rule modifies the accounting rules for obligations associated with the retirement of an asset and must be adopted for fiscal years beginning after June 15, 2002. As of February 28, 2002, we had not determined whether the ultimate implementation of this standard by us would have a material effect on our business, financial condition, results of operations, or cash flows.

         Effective January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS No. 144 did not have a material impact on us.

                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Prior to February 28, 2002, our former subsidiaries periodically purchased refined petroleum products from their customers and others for resale as bunker fuel, for small volume sales to commercial interests, and to maintain an inventory of blendstocks for their customers. Petroleum product inventories were held for short periods, generally not exceeding 90 days. Our former subsidiaries did not have any derivative positions to hedge their inventory of petroleum products. Therefore, during the period our former subsidiaries held inventory of petroleum products, they were subject to market risk from changes in the global oil markets which may have caused the value of this inventory to increase or decrease from the amounts paid. Such changes were reflected in the gross margins of the product sales segment.

         The following table indicates the aggregate carrying amount of petroleum products on hand at December 31, 2001, computed at average costs, net of any lower of cost or market valuation provisions, and the estimated fair value of such products. The fair value of such products is estimated based on recent sales activity at the facilities. At December 31, 2001, we determined that certain inventory held at the Point Tupper facility might be in excess of current needs as determined by historical sales rates. Therefore, we provided a reserve against this inventory to reduce its carrying amount to estimated net realizable value. Inventory balances at December 31, 2001 are net of valuation reserves of approximately $0.3 million.

                       On Balance Sheet Commodity Position
                             (Dollars in thousands)


                                                 As of December 31, 2001
                                              -----------------------------
                                              Carrying Amount    Fair Value
                                              ---------------    ----------

            Petroleum Inventory:
              Statia Terminals N.V.              $     933        $  1,100
              Statia Terminals Canada                1,098           1,379
                                                 ---------        --------

            Total                                $   2,031        $  2,479
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

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Group's board of directors is divided into three classes. The directors serve six-year terms which are staggered such that approximately one-third of the directors is appointed every two years. Group's board of directors duly elects the executive officers to serve until their respective successors are elected and qualified.

         The following table sets forth certain information with respect to the directors and executive officers of the Company as of April 16, 2002:


                                                                                                    Term
      Name                                       Age                  Position                    Expires
      ----                                       ---                  --------                    -------
      James G. Cameron(1)                         56    Director                                    2005
      John K. Castle(1)(2)                        61    Director                                    2005
      Admiral James L. Holloway, III(3)           80    Director                                    2003
      Francis Jungers(2)                          75    Director                                    2003
      David B. Pittaway(1)(2)(3)                  50    Director                                    2005
      Jonathan R. Spicehandler, M.D.(3)           53    Director                                    2007
      Ernest "Jackie" Voges                       71    Director                                    2007
      Justin B. Wender                            32    Director                                    2003
      Thomas M. Thompson, Jr.                     57    Vice President                               --
      Robert R. Russo                             46    Vice President                               --
      James F. Brenner                            43    Vice President and Treasurer                 --
      Jack R. Pine                                62    Secretary                                    --


(1)      Member of Executive Committee
(2)      Member of Compensation Committee
(3)      Member of Audit Committee

         Pursuant to a shareholders agreement among all of the shareholders of Statia Terminals Holdings N.V., the board of directors of Statia Terminals Holdings N.V. determines how the class B subordinated shares and any class A common shares held by Statia Terminals Holdings N.V. are voted, including voting for directors of Group. Castle Harlan Partners II, L.P. and its affiliates control Statia Terminals Holdings N.V.

         The directors of Statia Terminals, Inc., an indirect former subsidiary of Group, were elected annually by its shareholder to serve during the ensuing year or until their successors were duly elected and qualified. The board of directors of Statia Terminals, Inc. duly elected the executive officers to serve until their respective successors were elected and qualified. The following table sets forth certain information with respect to certain directors and executive officers of Statia Terminals, Inc. as of February 28, 2002:


    Name                              Age                                Position
    ----                              ---                                --------
    James G. Cameron                   55    Director, Chairman of the Board, and President
    Thomas M. Thompson, Jr.            56    Director and Executive Vice President
    Robert R. Russo                    46    Director and Senior Vice President
    Jack R. Pine                       62    Senior Vice President, General Counsel, and Secretary
    John D. Franklin                   45    Vice President--Marine Fuel Marketing
    James F. Brenner                   43    Vice President--Finance, Treasurer, and Assistant Secretary


         JAMES F. BRENNER. Mr. Brenner has been Vice President and Treasurer of Group since December 1996, and serves as our principal financial and accounting officer. Mr. Brenner joined our former subsidiary, Statia Terminals, Inc., in 1992, as Controller, and was appointed Vice President-Finance, Treasurer, and Assistant Secretary of Statia Terminals, Inc. in May 1996. Immediately prior to joining Statia Terminals, Inc., he served three years as Vice President, Finance and Chief Financial Officer of Margo Nursery Farms, Inc., a publicly traded agribusiness firm with European and Latin American operations. From 1986 to 1990, Mr. Brenner was Treasurer of Latin American Agribusiness Development Corp., a company providing debt and equity financing to agribusinesses throughout Latin America. From 1981 to 1986, Mr. Brenner held various positions with the international accounting firm of PricewaterhouseCoopers (formerly Price Waterhouse LLP).

         JAMES G. CAMERON. Mr. Cameron has been a director of Group since February 1997. Mr. Cameron has been with Group or our former subsidiaries since 1981. From 1981 to 1984, Mr. Cameron served as the Project Manager spearheading the design and construction of the St. Eustatius terminal facility. Mr. Cameron was promoted in 1984 to Executive Vice President of our former subsidiary, Statia Terminals, Inc. Since being named Chairman of the Board and President of Statia Terminals, Inc. in 1993, Mr. Cameron has served on the board of directors of Tankstore (a joint venture company of CBI Industries, GATX Corporation, and Paktank International B.V.). Mr. Cameron has also served on the board of directors of Petroterminal de Panama, where he represented CBI Industries' ownership in the pipeline traversing the isthmus of Panama. His prior experience in the petroleum industry dates back to 1969 when he joined Cities Service Company as a marine engineer. Mr. Cameron subsequently joined Pakhoed USA, Inc., where he served in a variety of positions including Project Engineer, Manager of Engineering & Construction, Maintenance Manager, and Terminal Manager, which included the management of Paktank's largest facility in Deer Park, Texas.

         JOHN K. CASTLE. Mr. Castle has been a director of Group since February 1997. Mr. Castle is Chairman and Chief Executive Officer of Branford Castle, Inc., an investment company formed in 1986. Since 1987, Mr. Castle has been Chairman of Castle Harlan, Inc., a private merchant bank in New York City. Mr. Castle is Chief Executive Officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II, L.P., which is our controlling shareholder. Immediately prior to forming Branford Castle, Inc. in 1986, Mr. Castle was President and Chief Executive Officer and a director of Donaldson Lufkin & Jenrette, Inc., which he joined in 1965. Mr. Castle is a director of Sealed Air Corporation, Morton's Restaurant Group, Inc., Commemorative Brands, Inc. and American Achievement Corporation. He is a member of The New York Presbyterian Hospital's Board of Trustees, a member of the board of the Whitehead Institute for Biomedical Research and is a member of the Corporation of the Massachusetts Institute of Technology.

         JOHN D. FRANKLIN. Mr. Franklin joined Statia Terminals, Inc. in March 1992 as Manager, Marine Sales and became the Vice President-Marine Fuel Sales in 1996 and Vice President-Marine Fuel Marketing in March 2000. Since 1998, he has served as a director of Petroterminal de Panama which owns and operates electrical generating facilities, a cargo port, and two marine petroleum terminals and an associated pipeline traversing the isthmus of Panama. Immediately prior to joining Statia Terminals, Inc., he was employed for 14 years with The Coastal Corporation, and its former subsidiary, Belcher Oil Co. Inc. His duties with Coastal included management of the company's marine sales division; Manager, National Accounts, and Terminal Manager at Coastal's New Orleans facility. He has extensive experience in marketing, terminal operations, and technical sales support.

         ADMIRAL JAMES L. HOLLOWAY III, U.S.N. (RET.). Admiral Holloway has been a director of Group since April 1997. Admiral Holloway is a retired Naval Officer who served as Chief of Naval Operations and a member of the Joint Chiefs of Staff from 1974 to 1978. After his retirement, from 1981 to 1989 he was President of the Council of American Flag Ship Operators, a national trade association representing the owners and operators of U.S. flag vessels in foreign trade. From 1985 to 1989 he was a member of the President's Blue Ribbon Commission on Merchant Marine and Defense and the Commission for a Long-Term Integrated Defense Strategy. In 1986, Admiral Holloway was appointed Special Envoy of the Vice President to the Middle East and from 1990 to 1992 he served in a presidential appointment as U.S. Representative to the South Pacific Commission. Admiral Holloway is currently Chairman of the Naval Historical Foundation, Chairman emeritus of the Naval Academy Foundation, and Chairman emeritus of the Board of Trustees of Saint James School.

         FRANCIS JUNGERS. Mr. Jungers has been a director of Group since April 1997. Mr. Jungers is a private investor and business consultant in Portland, Oregon. Mr. Jungers has been a consultant since January 1, 1978. From 1973 to 1978, he was Chairman and Chief Executive Officer of Arabian American Oil Company which is the largest producer of crude oil and liquefied gas in the world and holds the concession for all of Saudi Arabia's oil production. Mr. Jungers is a director of Thermo Electron Corporation, The AES Corporation, and ESCO Corporation. Mr. Jungers is Chairman of the Advisory Board of Common Sense Partners, L.P., a hedge fund. Mr. Jungers is a member of the Visiting Committee, The University of Washington. Mr. Jungers is Advisory Trustee of the Board of Trustees, The American University in Cairo, Trustee of the Oregon Health Sciences University Foundation, and a director of Goodwill Industries of the Columbia Willamette.

         JACK R. PINE. Mr. Pine has been Group's Secretary since December 1996. Mr. Pine has been involved with our legal affairs since 1978 and was formally transferred to our former subsidiary, Statia Terminals, Inc., from CBI Industries in May 1996 as Senior Vice President, General Counsel, and Secretary. Since 1996, Mr. Pine has served as a director of Petroterminal de Panama which owns and operates electrical generating facilities, a cargo port, and two marine petroleum terminals and an associated pipeline traversing the isthmus of Panama. He has over 30 years of combined experience with Liquid Carbonic Industries Corporation, CBI Industries, Statia Terminals, Inc., and Group. Mr. Pine joined the legal staff of CBI Industries in 1974 as Assistant Counsel and was appointed Associate General Counsel in 1984. Prior to joining CBI Industries, Mr. Pine practiced law in the private sector.

         DAVID B. PITTAWAY. Mr. Pittaway has been a director of Group since September 1996. Mr. Pittaway is Senior Managing Director and has been Vice President and Secretary of Castle Harlan, Inc. a private merchant bank in New York City, since February 1987. Mr. Pittaway is an executive officer of Castle Harlan Partners II, G.P. Inc., the general partner of the general partner of Castle Harlan Partners II, L.P., our controlling shareholder. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986. From 1987 to 1998 he was Vice President and

Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company where he is now a director and Vice Chairman. Mr. Pittaway is also a director of Morton's Restaurant Group, Inc., Charlie Brown's Holdings, Inc., Equipment Support Services, Inc., and American Achievement Corporation.

         ROBERT R. RUSSO. Mr. Russo has been a Vice President of Group since December 1996. Mr. Russo joined our former subsidiary, Statia Terminals, Inc., in 1990 as Manager, Sales, and was promoted to his present position as Senior Vice President with Statia Terminals, Inc. in May 1996. His prior experience in the petroleum industry dates back to 1979 when he joined Belcher Oil Co. Inc., a subsidiary of The Coastal Corporation. Mr. Russo was Coastal's Vice President, Heavy Products Trading, from 1987 until his departure to join us in 1990.

         JONATHAN R. SPICEHANDLER, M.D. Dr. Spicehandler has been a director of Group since April 1997. On March 14, 2002, Dr. Spicehandler was appointed Chairman of Schering-Plough Research Institute, the pharmaceutical research arm of Schering-Plough Corporation, a research based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical and health care products worldwide. From 1993 until his appointment as Chairman, Dr. Spicehandler was President of Schering-Plough Research Institute. Dr. Spicehandler is a diplomat of the American Board of Internal Medicine. He was also elected to the Alpha Omega Alpha Honor Society. He serves as president emeritus, board of managers, of the New Jersey division of Cancer Care, Inc. Dr. Spicehandler is a member of the boards of trustees of the Kessler Institute for Rehabilitation, Inc., Montclair State University, and the Liberty Science Center. He also serves on the board of directors of the National Foundation of Infectious Diseases. Dr. Spicehandler is a member of the board of associates of the Whitehead Institute for Biomedical Research.

         THOMAS M. THOMPSON, JR. Mr. Thompson has been a Vice President of Group since December 1996. Mr. Thompson joined our former subsidiary, Statia Terminals, Inc., in 1985, as Vice President, Sales & Marketing. He has also held the position of Senior Vice President, with full responsibility for our former Houston, Texas, sales and operations and President of JASTATIA, Inc., a marine vessel operating joint venture between Jahre Ship Services A/S and us. Mr. Thompson became Executive Vice President of Statia Terminals, Inc. in May 1996. His prior experience in the petroleum and chemical industry dates back to 1968 when he joined GATX Corporation as a sales representative. He subsequently worked as both a sales manager and General Manager with Pakhoed USA, Inc.

         ERNEST "JACKIE" VOGES. Mr. Voges has been a director of Group since February 1998. From 1982 to 1996, Mr. Voges was General Managing Director of the Curacao Ports Authority. From 1977 to 1982, Mr. Voges held various positions including Dean of the Law School of the University of the Netherlands Antilles, permanent lecturer for the history of law and a member of the International Advisory Council of Florida International University. From 1973 to 1977, he served in various positions within the government for Land Territory of the Netherlands Antilles including Vice Prime Minister, Minister of Justice, and Minister of Transport and Communications. From 1967 to 1969, Mr. Voges served as Minister of Public Health. From 1959 to 1967, he was a member of the Island Council of the Island Territory of Curacao and from 1966 to 1967 he was Commissioner of the Island Territory of Curacao. Mr. Voges is Managing Director of Leeward News Holding N.V., Chairman of the Foundation Stichting Monumentenzorg Curacao, and Supervisory Director of Stadsherstel Corporation N.V. He is also Chairman of the Foundation Stichting JEKA, Supervisory Director of Smit International Corporation N.V., and Managing Director of Voges Inc., N.V. In 1979, Mr. Voges was Knighted in the Order of the Dutch Lion.

         JUSTIN B. WENDER. Mr. Wender has been a director of Group since September 1996. Since 1993, he has been employed by Castle Harlan, Inc. He currently serves as Managing Director. From 1991 to 1993, Mr. Wender worked in the Investment Banking Group of Merrill Lynch & Co. He is a board member of Charlie Brown's Holdings, Inc. and McCormick & Schmick Management Group.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the directors, officers, and persons who own more than 10% of any registered class of our securities (the "10% Shareholders") to file reports of ownership and reports of changes in ownership (Forms 3, 4, and 5) with the U.S. Securities and Exchange Commission and the Nasdaq Stock Market. The directors, officers, and 10% Shareholders are also required by U.S. Securities and Exchange Commission regulation to furnish us with copies of all such forms that they file.

         To our knowledge, based solely on our review of the copies of such forms furnished to the Company by the directors, officers, and 10% Shareholders, we believe that during the financial year ended December 31, 2001, our directors, officers, and 10% Shareholders complied with all Section 16(a) filing requirements applicable to them.

                         ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation paid or accrued for the three years ended December 31, 2001, for Mr. James G. Cameron and each of our five other most highly compensated executive officers (the "named executive officers").


                                                                                                   Long-Term
                                                                                                 Compensation
                                                                                                    Awards
                                                                                                 ------------
                                                Annual Compensation                                 Shares
                               ----------------------------------------------------------------   Underlying
Name and Principal                                               Bonus         Other Annual      Options/SARs        All Other
Position(1)                    Year          Salary($)          ($)(2)       Compensation($)(3)     (#)(4)       Compensation($)(5)
------------------             ----          ---------          ------       ------------------  ------------    ------------------
James G. Cameron               2001          $318,270          $287,195                --           238,000          $ 71,019
                               2000           299,616           227,077                --            39,000            69,419
                               1999           292,596           187,514           576,959                --            69,476

Thomas M. Thompson, Jr.        2001           268,049           245,506                --           152,000            18,249
                               2000           260,270           191,754                --            33,000            17,798
                               1999           253,269           158,417           449,857                --            16,696

Robert R. Russo                2001           249,616           231,609                --           151,000            16,060
                               2000           239,615           181,662                --            32,000            15,642
                               1999           228,846           148,718           395,589                --            14,897

Jack R. Pine                   2001           199,181           180,655                --            93,000            13,640
                               2000           164,808           100,923                --            13,000            12,377
                               1999           163,010            77,592           196,604                --            12,098

John D. Franklin               2001           169,825           152,862                --            93,000            12,057
                               2000           156,731           100,923                --            13,000            11,658
                               1999           149,616            77,592           173,278                --            11,162

James F. Brenner               2001           167,711           152,862                --            93,000            12,330
                               2000           156,731           100,923                --            13,000            12,000
                               1999           154,731            77,592           154,713                --            11,462


----------------

(1) James G. Cameron: Director of Group and Director, Chairman of the Board, and President of Statia Terminals, Inc.; Thomas M. Thompson,
         Jr.: Vice President of Group and Director and Executive Vice President of Statia Terminals, Inc.; Robert R. Russo: Vice President of Group and Director and Senior Vice President of Statia Terminals, Inc.; Jack R.
         Pine: Secretary of Group and Senior Vice President, General Counsel, and Secretary of Statia Terminals, Inc.; John D. Franklin: Vice President - Marine Fuel Marketing of Statia Terminals, Inc.; and James
         F. Brenner: Vice President and Treasurer of Group and Vice President - Finance, Treasurer, and Assistant Secretary of Statia Terminals, Inc.

(2) The compensation reported represents an annual cash incentive bonus based on our attaining specified levels of earnings before interest expense, taxes, depreciation, and amortization. This program is discussed further in the "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" section below. The 1999, 2000, and 2001 amounts were paid in early 2000, 2001, and 2002, respectively.

(3) The compensation reported for 1999 represents a bonus of $1,947,000, in aggregate, paid to the named executive officers. The purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from our initial public offering of equity and other past compensation arrangements.

(4) Options were granted during 2001 on January 24 and August 27, and are discussed further under "Option Grants During the Year Ended December 31, 2001" below.

(5) The compensation reported for 2001 represents: (a) the dollar value of split dollar life insurance benefits paid by us, (b) matching and discretionary contributions made to our 401(k) plan, and (c) the cost of life insurance in excess of limits prescribed by the Internal Revenue Code. These benefits, expressed in the same order as listed in the preceding sentence, amounted to $50,789, $17,650, and $2,580 for Mr. Cameron; $0, $15,850, and $2,399 for Mr. Thompson; $0, $15,250, and
         $810 for Mr. Russo; $0, $12,650, and $990 for Mr. Pine; $0, $11,850,
         and $207 for Mr. Franklin; and $0, $11,850, and $480 for Mr. Brenner.

         We were committed to pay the premiums of two split dollar life insurance policies for Mr. Cameron generally until Mr. Cameron reached age 65 at which time either Mr. Cameron or his designated beneficiaries would receive the cash surrender value of the policies. Assuming premium payments were made until age 65, the full cost to us of remaining payments as of December 31, 2001, was $507,890. On March 1, 2002, one of our former subsidiaries funded an irrevocable trust in the amount of approximately $512,000, the purpose of which is to pay all our future commitments related to these split dollar life insurance policies.

              OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 2001

         The following tables summarize option grants to the named executive officers during the calendar year 2001 pursuant to the Group 1999 Share Option Plan. We have never granted stock appreciation rights.


                                             Individual Grants
                         ----------------------------------------------------------
                          Number of    % of Total                                         Potential Realizable Value at
                           Shares       Options                                           Assumed Annual Rates of Stock
                         Underlying    Granted to                                            Appreciation for Option Term
                          Options      Employees   Exercise    Market   Expiration   ---------------------------------------------
Name                     Granted (1)    in 2001      Price    Price(1)     Date            0%             5%              10%
----                     -----------   ----------  --------   --------  ----------   -------------   -------------   -------------
James G. Cameron           38,000          4.2%      $8.094      $8.094  1/24/11     $          --   $  193,430.38   $  490,190.56
                          200,000         22.0%       5.00       12.975  8/27/11      1,595,000.00    3,226,981.56    5,730,761.68

Thomas M. Thompson, Jr.    32,000          3.5%       8.094       8.094  1/24/11                --      162,888.74      412,792.05
                          120,000         13.2%       5.00       12.975  8/27/11        957,000.00    1,936,188.93    3,438,457.01

Robert R. Russo            31,000          3.4%       8.094       8.094  1/24/11                --      157,798.47      399,892.30
                          120,000         13.2%       5.00       12.975  8/27/11        957,000.00    1,936,188.93    3,438,457.01

Jack R. Pine               13,000          1.4%       8.094       8.094  1/24/11                --       66,173.55      167,696.77
                           80,000          8.8%       5.00       12.975  8/27/11        638,000.00    1,290,792.62    2,292,304.67

John D. Franklin           13,000          1.4%       8.094       8.094  1/24/11                --       66,173.55      167,696.77
                           80,000          8.8%       5.00       12.975  8/27/11        638,000.00    1,290,792.62    2,292,304.67

James F. Brenner           13,000          1.4%       8.094       8.094  1/24/11                --       66,173.55      167,696.77
                           80,000          8.8%       5.00       12.975  8/27/11        638,000.00    1,290,792.62    2,292,304.67


-----------------

(1) On January 24, 2001, and August 27, 2001, we granted to employees options on 227,500 and 680,000 of our class A common shares, respectively. The exercise price for the January 24, 2001, grant was determined to be fair market value on that date, and was calculated as the average of the closing bid and ask prices of our class A common shares, as reported on the Nasdaq National Market System on that date. The exercise price for the August 27, 2001, grant was $5.00 per share which was below the fair market value of the class A common shares on the date of grant ($12.975 per share). Each option allowed the holder to purchase the specified number of our class A common shares at the exercise price.

         Prior to February 28, 2002, the options were to expire after ten years and were to be exercisable on or after the ninth anniversary of the date of grant; provided, however, that the option exercise date was to be accelerated upon the conversion of our class B subordinated shares into class A common shares in accordance with our articles of incorporation. The percentage of the class A common shares for which options were to become exercisable upon any such conversion equals the number of class B subordinated shares converted pursuant to such conversion divided by 3,800,000. Immediately prior to any change of control, as defined in our articles of incorporation, the unexercised portions of the options were to become exercisable. Under certain specified circumstances, which included the holder's death or disability, termination without substantial cause and normal retirement, the unexercised portions of the options were also to become exercisable by the holder or his or her beneficiary or heir, but only for certain specified periods after the occurrence of such an event. The sale of our former subsidiaries to Kaneb on February 28, 2002, qualified as a change of control and, as a result, all outstanding stock options were cashed out on February 28, 2002, for $18.4998 per share less the respective exercise prices.

                    Aggregated Option Exercises in Last Year
                           and Year-end Option Values


                                                                      Number of Shares
                                                                   Underlying Unexercised        Value of Unexercised
                                           Shares                        Options At             In-the-money Options At
                                          Acquired                   December 31, 2001             December 31, 2001
                                             On        Value    --------------------------  ----------------------------
       Name                               Exercise    Realized  Exercisable  Unexercisable  Exercisable    Unexercisable
       ----                               --------    --------  -----------  -------------  -----------    -------------
       James G. Cameron                    0             0          0          277,000          0          $3,470,113.00
       Thomas M. Thompson, Jr.             0             0          0          185,000          0           2,292,997.00
       Robert R. Russo                     0             0          0          183,000          0           2,270,611.00
       Jack R. Pine                        0             0          0          106,000          0           1,333,818.00
       John D. Franklin                    0             0          0          106,000          0           1,333,818.00
       James F. Brenner                    0             0          0          106,000          0           1,333,818.00

                            COMPENSATION OF DIRECTORS

         We pay four of our directors, Admiral James L. Holloway III, Francis Jungers, Jonathan R. Spicehandler, M.D., and Ernest Voges, $1,000 plus reimbursement of out-of-pocket expenses, per board of directors meeting attended. The aforementioned directors were each granted 2,000 stock options on May 2, 2000, and 2,000 stock options on January 24, 2001, pursuant to the Company's 1999 Share Option Plan. All of the options were to expire after ten years. The options granted in 2000 were exercisable on or after May 2, 2009, at an exercise price of $5.59 per share and the options granted in 2001 were exercisable on or after January 24, 2010, at an exercise price of $8.094 per share; provided, however, that in both cases the exercise date may have been accelerated upon the same terms as explained in note (1) to the table in the "Option Grants During the Year Ended December 31, 2001" section above. The sale of our former subsidiaries to Kaneb on February 28, 2002 qualified as a change of control, and as a result, all outstanding stock options were cashed out on February 28, 2002, for $18.4998 per share less the exercise prices.

         Each of the foregoing directors had entered into consulting agreements with International for advisory and consulting services related to investment and strategic planning, financial, and other matters. In consideration of services provided to International, each consultant received a consulting fee of $6,250 per quarter plus reimbursement of out-of-pocket expenses. These agreements were canceled effective as of February 28, 2002.

                              EMPLOYMENT AGREEMENTS

         In August and November 2001, Group and Statia Terminals, Inc., entered into amended and restated employment agreements with James G. Cameron, Thomas M. Thompson, Jr., Robert R. Russo, Jack R. Pine, John D. Franklin, and James F. Brenner. As of February 28, 2002, these agreements provide for an annual base salary which is subject to review at least annually by our board of directors or a committee thereof, increasing at least at the growth rate of the consumer price index. The respective annual base salaries in effect at February 28, 2002 were $318,680 for Mr. Cameron, $272,420 for Mr. Thompson, $257,000 for Mr. Russo, $200,460 for Mr. Pine, $169,620 for Mr. Franklin, and $169,620 for Mr. Brenner. These agreements also provide for an annual cash incentive bonus to be awarded based on the difference between a target earnings before interest expense, taxes, depreciation, and amortization ("EBITDA") and actual EBITDA. Additional benefits include participation in an executive life insurance plan for Mr. Cameron. The employment agreements generally continue for consecutive three-year periods and currently extend to December 31, 2004. These agreements automatically extend for an additional year beginning January 1, 2003 (i.e., on January 1, 2003, the agreements extend to December 31, 2005) unless either party gives notice of non-renewal ninety days prior to January 1. No such notices had been given prior to February 28, 2002. The employment agreements contain three year non-compete arrangements beginning at the termination of employment.

         As of February 28, 2002, in the event that we or Statia Terminals, Inc., terminate any of these employment agreements without substantial cause or the employee terminates for good reason, as these terms are defined in each of the employment agreements, the employee is entitled to his current compensation, welfare benefits and an incentive bonus for the remaining portion of the term of the relevant employment agreement. Upon a change of control, as this term is defined in each of the employment agreements, these employees were entitled to a change of control bonus aggregating $4.1 million. The respective change of control bonuses were $1.4 million for Mr. Cameron, $0.75 million for Mr. Thompson, $0.65 million for Mr. Russo, $0.5 million for Mr. Pine, $0.4 million for Mr. Franklin, and $0.4 million for Mr. Brenner. The sale of our former subsidiaries to Kaneb on February 28, 2002, qualified as a change of control for purposes of these agreements and such bonuses were paid on that date. Should any of these agreements be terminated after a change of control, the employee is entitled to his current compensation, welfare benefits and an incentive bonus for the remaining portion of the term of the relevant employment agreement payable in a lump-sum cash payment. Effective February 28, 2002, Group has no continuing liability under these employment agreements.

                      COMPENSATION COMMITTEE INTERLOCKS AND
                 INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Our Compensation Committee is comprised of three members: John K. Castle, David B. Pittaway, and Francis Jungers. Messrs. Castle, Pittaway, and Jungers are not, nor have they ever been, officers or employees of Group or any of its subsidiaries.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Prior to February 28, 2002, our executive compensation program was administered and reviewed by the Compensation Committee.

 OVERALL OBJECTIVES OF THE EXECUTIVE COMPENSATION PROGRAM

         Our compensation philosophy and program objectives were guided by two primary objectives. First, the program was intended to provide competitive levels of compensation, at expected levels of performance, in order to attract, motivate, and retain talented executives. Second, the program was intended to create an alignment of interests between our executives and shareholders such that a significant portion of each executive's compensation was directly linked to maximizing shareholder value.

         In support of this philosophy, the executive compensation program was designed to reward performance that was directly relevant to our short-term and long-term success. As such, we attempted to provide both short-term and long-term incentive pay that varied based on corporate and individual performance.

         To accomplish these objectives, the Compensation Committee structured the executive compensation program with three primary underlying components: base salary, annual incentives, and long-term incentives. Certain other executive benefits were also provided. The following sections describe our program by element of compensation and discuss how each component related to our overall compensation philosophy.

         In reviewing this information, reference is often made to the use of competitive market data as criteria for establishing targeted compensation levels. Several market data sources were used by us, including gas and oil industry norms for selected publicly traded peer companies, as reflected in these companies' proxy statements. In addition, we used published survey data and data obtained from independent consultants that were for general industry companies similar to us in size. However, there was no effort to assess how our executive pay levels compared to the levels of pay provided by the other companies used in our performance graph since these companies vary significantly in size and scope of operations.

BASE SALARY

         Our base salary philosophy was to provide base pay levels that were competitive in the oil and gas industry and local geographic areas where we operated. We periodically reviewed our executive pay levels to assure consistency with the external market. We believed it was crucial to provide strongly competitive salaries over time in order to attract and retain executives who were highly talented and capable of creating added shareholder value.

         Annual salary adjustments for our executive officers were based on several factors including: changes in the U.S. Department of Labor Consumer Price Index for All Urban Consumers, general levels of market salary increases, individual performance, competitive base salary levels, and our overall financial results. We reviewed performance qualitatively considering total shareholder returns, the level of earnings, return on equity, return on total capital, and individual performance. These criteria were assessed qualitatively and were not weighted. All base salary increases were based on a philosophy of pay-for-performance and perceptions of an individual's long-term value to us. As a result, employees with higher levels of performance sustained over time were paid correspondingly higher salaries.

ANNUAL INCENTIVES

         Each of our executive officers had an employment agreement that specified he be paid an annual cash incentive bonus based on our attaining certain levels of EBITDA as compared to an annual goal set by our board of directors and the chief executive officer of Statia Terminals, Inc. Under this bonus program, target award opportunities varied by individual position and were typically expressed as a percent of base salary. In addition, the president of Statia Terminals, Inc. and the Compensation Committee could award discretionary bonuses for meeting specific objectives and outstanding performance. Our annual incentives were intended to: (1) reward key employees based on company performance, (2) motivate key employees, and (3) provide competitive cash compensation opportunities to plan participants.

LONG-TERM INCENTIVES

         The long-term incentives component of our program was designed to focus executive efforts on our long-term goals and to maximize total return to shareholders. While the Compensation Committee was allowed to use a variety of long-term incentive devices, in recent years it had relied primarily on stock option awards to provide long-term incentive opportunities.

         Stock options align the interests of employees and shareholders by providing value to the executive through stock price appreciation and the relationship of the exercise price to the market value on the date of the option grant. Pursuant to the Company's 1999 Share Option Plan and the underlying share option award agreements, all share options were to become exercisable on the ninth anniversary of the grant date and had a ten year term before expiration; provided, however, that the option exercise date could be accelerated upon the same terms as explained in note (1) to the table in the "Option Grants During the Year Ended December 31, 2001" section above.

         The number of shares actually granted to a particular participant was based on our financial success, our future business plans, and the individual's position and level of responsibility. All of these factors were assessed subjectively and were not weighted.

2001 COMPENSATION FOR MR. CAMERON

         As previously described, the Compensation Committee considered several factors in developing an executive's compensation package. For Mr. Cameron, these factors included competitive market practices consistent with the philosophy described for other executives, experience, achievement of strategic goals, and our financial success considering the factors outlined under the annual incentives component of our program described above.

         Mr. Cameron's salary for 2001 was increased primarily as a result of competitive market factors. Mr. Cameron's bonus for 2001 was $287,195, payable in 2002. This award was above targeted levels since our aggregate performance on the measures described in the annual incentives section of this report was above our targets. In January 2001 and August 2001, we granted Mr. Cameron options to purchase 38,000 and 200,000 class A common shares, respectively, the details of which are set forth under the "Option Grants During the Year Ended December 31, 2001" section above. As detailed in note 5 of the Summary Compensation Table above, Mr. Cameron received $71,019 of other compensation in 2001.

                                             Compensation Committee:
                                                  John K. Castle, Chairman
                                                  Francis Jungers
                                                  David B. Pittaway

                                PERFORMANCE GRAPH

         The United States Securities and Exchange Commission ("SEC") requires that we present a line graph comparing cumulative returns, from April 28, 1999, (the date our initial public offering of equity closed) through December 31, 2001, on an indexed basis with the Nasdaq US & Foreign Stock Index (or another broad-based index) and either a nationally-recognized industry standard or a group of peer companies selected by us. We have selected, for purposes of this performance comparison, four public companies believed to offer services or products similar to those offered by us, and the provision of which products or services represents a significant portion of their respective businesses. A list of these companies follows the graph below. The graph assumes that $100 was invested on April 28, 1999, in each of our class A common shares, the Nasdaq US & Foreign Stock Index, and the self-constructed peer group (weighted on the basis of capitalization), and that all dividends were reinvested.

                          [Performance Graph Omitted]



                                          4/28/99  12/31/99 12/31/00  12/31/01
                                          -------  -------- --------- --------
The Company                               $100.00  $ 32.20   $ 44.76  $ 130.47

The Nasdaq US & Foreign Stock Index        100.00   160.35     96.76     76.28

The Peer Group                             100.00    74.47    101.76    149.18

         Our self-constructed peer group consists of the following companies:
Kaneb Pipeline Partners L.P., TransMontaigne, Inc., El Paso Energy Partners L.P., and Plains All American Pipeline L.P. Cumulative total shareholder return for each investment may be calculated from the values presented in the table above.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

         The following table sets forth, as of April 16, 2002, the beneficial ownership of the issued and outstanding class A common shares, class B subordinated shares, and class C shares by: (1) each person known by us to be a beneficial owner of more than 5% of any class of our voting securities, (2) each of our directors and named executive officers, and (3) all of our directors and named executive officers as a group. The address of each owner is our principal office unless otherwise indicated.


                                                    Class A                  Class B
                                                 Common Shares       Subordinated Shares(1)       Class C Shares(1)
                                                 -------------       ----------------------       -----------------
                                               # of     Percent of      # of      Percent of      # of     Percent of
Name & Address of Beneficial Owner(2)(3)      Shares   Outstanding     Shares     Outstanding    Shares    Outstanding
----------------------------------------      ------   -----------     ------     -----------    ------    -----------
James G. Cameron                                 --        --           195,908         5.2      1,959.08         5.2
Thomas M. Thompson, Jr.                         110         *           152,751         4.0      1,527.51         4.0
Robert R. Russo                                  --        --           134,323         3.5      1,343.23         3.5
Jack R. Pine                                     --        --            66,758         1.8        667.58         1.8
John D. Franklin                                 --        --            58,837         1.5        588.37         1.5
James F. Brenner                                 --        --            52,533         1.4        525.33         1.4
John K. Castle(4)
  c/o Castle Harlan, Inc.
  150 East 58th Street
  New York, NY 10155                             --        --         3,800,000       100.0     38,000          100.0
David B. Pittaway                                --        --            16,164         *          161.64         *
Justin B. Wender                                 --        --               808         *            8.08         *
James L. Holloway III                            --        --            12,123         *          121.23         *
Francis Jungers                              31,050         *            16,164         *          161.64         *
Jonathan R. Spicehandler                         --        --            16,164         *          161.64         *
Ernest Voges                                     --        --             8,082         *           80.82         *
All directors and executive officers as
  a group (13 in number)                     31,160         *         3,800,000       100.0     38,000          100.0
Castle Harlan Partners II, L.P.,
  affiliates and Castle Harlan
  employees(4)                                   --        --         3,800,000       100.0     38,000          100.0
  c/o Castle Harlan, Inc.
  150 East 58th Street
  New York, NY 10155
Statia Terminals Holdings N.V.                   --        --         3,800,000       100.0     38,000          100.0


* Beneficially owns less than one percent of such class of shares.

------------------------

(1) Share amounts for directors and named executive officers and all directors and officers as a group are beneficially held as shareholders of Statia Terminals Holdings N.V., which holds 3,800,000 class B subordinated shares and 38,000 class C shares.

(2) Share amounts for directors and named executive officers and all directors and officers as a group include shares held by immediate family members.

(3) The following is a list of directors and officers of the Company and of Statia Terminals, Inc. at February 28, 2002. Mr. Cameron is a director of Group and a director, Chairman of the Board, and President of Statia Terminals, Inc. Mr. Thompson is the Vice President of Group and a director and Executive Vice President of Statia Terminals, Inc. Mr. Russo is the Vice President of Group and a director and Senior Vice President of Statia Terminals, Inc. Mr. Pine is the Secretary of Group and Senior Vice President, General Counsel, and Secretary of Statia Terminals, Inc. Mr. Franklin is the Vice President--Marine Fuel Marketing of Statia Terminals, Inc. Mr. Brenner is the Vice President and Treasurer of Group and the Vice President--Finance, Treasurer, and Assistant Secretary of Statia Terminals, Inc. Messrs. Castle, Pittaway, Wender, Holloway, Jungers, Spicehandler, and Voges are each directors of Group.

(4) Castle Harlan Partners II, L.P. and certain of its affiliates own a majority of the voting securities of Statia Terminals Holdings N.V. Mr. Castle is the controlling stockholder of the general partner of the general partner of Castle Harlan Partners II, L.P. Mr. Castle may, therefore, be deemed to be the beneficial owner of shares beneficially owned by Castle Harlan Partners II, L.P. or its affiliates and Castle Harlan employees. Mr. Castle disclaims beneficial ownership of the shares owned by Castle Harlan Partners II, L.P., its affiliates and Castle Harlan employees, other than such shares that represent his pro rata partnership interests in Castle Harlan Partners II, L.P. and its affiliates.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                     TRANSACTIONS WITH MANAGEMENT AND OTHERS

MANAGEMENT AGREEMENT

         As part of its acquisition in 1996 by Castle Harlan Partners II, L.P., Group entered into a management agreement with Castle Harlan, Inc. providing for the payment to Castle Harlan, Inc., subject to certain conditions, of an annual management fee of $1.35 million, plus expenses, for advisory and strategic planning services in relation to our day-to-day affairs. Such services were performed at the discretion of Castle Harlan, Inc. This management agreement was amended and restated at the closing of our initial public offering of equity on April 28, 1999, to eliminate the $1.35 million management fee and require that any such services be provided only at our request. We have not requested any such services subsequent to April 28, 1999, nor has Castle Harlan, Inc. provided any such services. Accordingly, no management fee expense has been recorded subsequent to April 28, 1999. The amended and restated management agreement provides for reimbursement of ordinary and necessary expenses and a continuing indemnity for the period up to the termination date of November 27, 2006, and any extension thereto. During 2001, we paid Castle Harlan, Inc. approximately $68,000 in reimbursable expenses pursuant to the agreement.

LOANS TO MANAGEMENT

         On November 27, 1996, Messrs. Cameron, Thompson, Russo, Pine, Franklin, Brenner, and certain other of our officers and managers were granted loans by us to purchase shares of our common stock and Series E preferred stock. The loans totaled $1.5 million and were secured by pledges of such stock. The loans bore interest at 6.49% annually and were due on the earlier of: (1) November 26, 2003, (2) the sale of the pledged stock, or (3) a "change of control," as defined in the loan agreement. In April

1999, and in conjunction with our initial public offering of equity, these loans were replaced with new loans aggregating $1.5 million and bearing interest at 5.17%. All such loans were forgiven on February 28, 2002, in connection with the sale of our former subsidiaries to Kaneb.

CONSULTING AGREEMENT WITH A DIRECTOR

         On July 1, 2000, one of our former subsidiaries entered into a one-year consulting agreement with Voges Inc., N.V., a company owned 100% by our director Ernest Voges. The consulting agreement required Voges Inc., N.V. to provide certain consulting and negotiation services related to our business interests in the Netherlands Antilles in exchange for a monthly fee of $6,000, plus reimbursement of out-of-pocket expenses. This agreement was terminated effective July 1, 2001. For the year ending December 31, 2001, we paid Voges Inc., N.V. $72,000 for consulting services and expenses pursuant to this agreement.

PURCHASE OF CLASS A COMMON SHARES FROM STATIA TERMINALS CAYMAN, INC.

         During March and June 2000, Statia Terminals Cayman, Inc. purchased 61,000 shares of our class A common shares on the open market. On January 8, 2001, we purchased the 61,000 class A common shares from Statia Terminals Cayman, Inc. at fair value of $480,375 as part of our stock purchase program.

         As previously mentioned, Statia Terminals Holdings N.V., a non-public company, owns 100% of our 3.8 million outstanding class B subordinated shares. The shareholders of Statia Terminals Cayman, Inc. are the same, and in the same proportions, as the shareholders of Statia Terminals Holdings N.V. set forth in the table under "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" above.

TRANSACTIONS WITH EMPLOYEES AND DIRECTORS RESULTING FROM SALE OF ASSETS TO KANEB

         In conjunction with the sale of our former subsidiaries to Kaneb on February 28, 2002, we entered into various transactions with, and made various payments to, certain of our employees, directors and other shareholders. These transactions and payments are described in detail in our Definitive Proxy Statement on Schedule 14A, dated January 24, 2002, and in the Recent Developments section of ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and note 19 of the notes to consolidated financial statements of ITEM 14. "EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K" of this Report.

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements Index

         The following consolidated financial statements of Group and its subsidiaries are filed in response to Item 8 of this
         Report:

                                                                           Page
                                                                           ----

         Report of Independent Certified Public Accountants                 F-1

         Consolidated Balance Sheets
              as of December 31, 2000 and 2001                              F-2

         Consolidated Statements of Operations
             for the years ended December 31, 1999, 2000, and 2001          F-3

         Consolidated Statements of Shareholders' Equity
             for the years ended December 31, 1999, 2000, and 2001          F-4

         Consolidated Statements of Cash Flows
             for the years ended December 31, 1999, 2000, and 2001          F-5

         Notes to Consolidated Financial Statements                         F-6

     2.  Financial Statement Schedules

         See Note 17 to our Consolidated Financial Statements for required financial statement schedules.

     3.  Exhibits Index

         See the Exhibits Index on Pages E - 1 through E - 5 following the signature pages.

(b)  Reports on Form 8-K

         On November 14, 2001, Group filed a Current Report on Form 8-K in which it disclosed that it had entered into a Stock
         Purchase Agreement with Kaneb pursuant to which Group will sell the former subsidiaries to Kaneb.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
    Statia Terminals Group N.V.:

We have audited the accompanying consolidated balance sheets of Statia Terminals Group N.V. (a Netherlands Antilles corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Statia Terminals Group N.V. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

West Palm Beach, Florida,
    January 29, 2002 (except with respect to the matters discussed in Note 19, as to which the date is April 5, 2002).

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in Thousands Except Share Amounts)


                                                                                               December 31,
                                                                                        -----------------------------
                                                                                          2000             2001
                                                                                        ---------           ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $  17,472           $  22,408
   Accounts receivable-
     Trade, less allowance for doubtful accounts of $953 and $842
           in 2000 and 2001, respectively                                                  13,482              11,451
     Other                                                                                  1,156                 582
   Inventory, net                                                                           1,552               2,031
   Prepaid expenses                                                                         1,591               1,907
                                                                                        ---------           ---------
           Total current assets                                                            35,253              38,379

PROPERTY AND EQUIPMENT, net                                                               202,061             196,963

OTHER NONCURRENT ASSETS, net                                                                3,424               1,566
                                                                                        ---------           ---------

              Total assets                                                              $ 240,738           $ 236,908
                                                                                        =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                     $  12,145           $   9,879
   Accrued interest payable                                                                 1,535               1,520
   Other accrued expenses                                                                   9,739              10,013
   Current maturities of long-term debt                                                     1,069               1,167
                                                                                        ---------           ---------
     Total current liabilities                                                             24,488              22,579

DISTRIBUTIONS PAYABLE                                                                       2,913               2,913
LONG-TERM DEBT, net of current maturities                                                 106,931             105,764
                                                                                        ---------           ---------

              Total liabilities                                                           134,332             131,256
                                                                                        ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Class A common shares, $0.01 par value, 20,000,000 shares authorized;
     7,600,000 shares issued and 6,299,753 and 6,013,253 shares outstanding at
     December 31, 2000 and 2001, respectively                                                  76                  76
   Class B subordinated shares, $0.01 par value, 7,800,000 shares authorized;
     3,800,000 shares issued and outstanding at December 31, 2000 and 2001                     38                  38
   Class C shares, $0.01 par value, 2,200,000 shares authorized;
     38,000 shares issued and outstanding at December 31, 2000 and 2001                        --                  --
   Additional paid-in capital                                                             129,834             135,257
   Notes receivable from shareholders                                                      (1,448)             (1,448)
   Accumulated deficit                                                                    (13,509)            (11,964)
   Class A common shares in treasury, at cost, 1,300,247 and 1,586,747 shares
     at December 31, 2000 and 2001, respectively                                           (8,585)            (11,092)
   Deferred compensation related to stock options, net                                         --              (5,215)
                                                                                        ---------           ---------
              Total shareholders' equity                                                  106,406             105,652
                                                                                        ---------           ---------

              Total liabilities and shareholders' equity                                $ 240,738           $ 236,908
                                                                                        =========           =========


          See accompanying notes to consolidated financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in Thousands Except Share Amounts)


                                                                                                December 31,
                                                                             ------------------------------------------------
                                                                                1999                2000              2001
                                                                             ---------           ---------          ---------
REVENUES:
   Terminaling services                                                      $  61,665           $  61,547          $  73,687
   Product sales                                                               106,678             148,908            128,473
                                                                             ---------           ---------          ---------
     Total revenues                                                            168,343             210,455            202,160
                                                                             ---------           ---------          ---------

COSTS OF REVENUES:
   Terminaling services                                                         38,064              40,136             44,669
   Product sales                                                                99,601             141,198            120,410
                                                                             ---------           ---------          ---------
     Total costs of revenues                                                   137,665             181,334            165,079
                                                                             ---------           ---------          ---------

   Gross profit                                                                 30,678              29,121             37,081

ADMINISTRATIVE EXPENSES                                                          8,745               9,717             10,584
SPECIAL COMPENSATION EXPENSE                                                     4,099                  --                 --
HURRICANE CHARGES                                                                1,750                  --                 --
COSTS RELATED TO SALE OF SUBSIDIARIES                                               --                  --              1,544
IMPAIRMENT CHARGE                                                                   --                  --                673
                                                                             ---------           ---------          ---------

   Operating income                                                             16,084              19,404             24,280

INTEREST EXPENSE                                                                14,286              12,759             13,193
INTEREST INCOME                                                                    846                 387                853
                                                                             ---------           ---------          ---------
   Income before provision for income taxes, preferred stock                     2,644               7,032             11,940
     dividends and extraordinary charge

PROVISION FOR INCOME TAXES                                                         780                 938              1,039
                                                                             ---------           ---------          ---------

   Income before preferred stock dividends and extraordinary charge              1,864               6,094             10,901

PREFERRED STOCK DIVIDENDS                                                        2,257                  --                 --
                                                                             ---------           ---------          ---------

   Income (loss) before extraordinary charge                                      (393)              6,094             10,901

EXTRAORDINARY CHARGE RELATED TO EARLY
   EXTINGUISHMENT OF DEBT                                                        4,743                  --                 --
                                                                             ---------           ---------          ---------

     Net income (loss)                                                       $  (5,136)          $   6,094          $  10,901
                                                                             =========           =========          =========
BASIC EARNINGS (LOSS) PER CLASS A COMMON SHARE:
  Income (loss) before extraordinary charge                                  $    0.66           $    0.90          $    1.80
  Extraordinary charge                                                            0.92                  --                 --
                                                                             ---------           ---------          ---------
     Net income (loss)                                                       $   (0.26)          $    0.90          $    1.80
                                                                             =========           =========          =========

DILUTED EARNINGS (LOSS) PER CLASS A COMMON SHARE:
  Income (loss) before extraordinary charge                                  $    0.44           $    0.57          $    1.07
  Extraordinary charge                                                            0.61                  --                 --
                                                                             ---------           ---------          ---------
     Net income (loss)                                                       $   (0.17)          $    0.57          $    1.07
                                                                             =========           =========          =========

BASIC AND DILUTED EARNINGS (LOSS) PER CLASS B
   SUBORDINATED SHARE:
     Income (loss) before extraordinary charge                               $   (1.04)          $      --          $      --
     Extraordinary charge                                                           --                  --                 --
                                                                             ---------           ---------          ---------
       Net income (loss)                                                     $   (1.04)          $      --          $      --
                                                                             =========           =========          =========



          See accompanying notes to consolidated financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (Dollars in Thousands Except Share Amounts)


                                                                                                                Deferred
                                                                                  Notes                          Compen-
                                                                                 Receiv-                          sation
                                 Preferred Stock-                       Addi-     able                 Class A   Related
                                  Series D and E      Common Shares    tional     from      Accumu-     Common     to
                                 ----------------   -----------------  Paid-in    Share      lated    Shares in   Stock
                                 Shares   Amount     Shares    Amount  Capital   holders    Deficit   Treasury   Options    Total
                                 ------  --------   ---------- ------ --------   --------  --------   --------   -------  --------
BALANCE, December 31, 1998       54,824  $ 54,824       40,974  $  4  $  2,669   $(1,474)  $(10,386)  $     --   $(2,306) $ 43,331

Net loss to common
 shareholders                        --        --           --    --        --        --     (5,136)        --        --    (5,136)
Net proceeds from initial
 public offering of class
 A common shares                     --        --    7,600,000    76   136,681        --         --         --        --   136,757
Exercise of stock options,
 reclassification of class
 B subordinated shares and
 issuance of additional class
 B subordinated shares and
 class C shares                      --        --    3,797,026    34        --        --         --         --        --        34
Redemption of preferred
 stock                          (54,824)  (54,824)          --    --        --        --         --         --        --   (54,824)
Compensation to Castle Harlan
 for services performed in
 relation to initial public
 offering of class A common
 shares                              --        --           --    --      (778)       --          --        --        --      (778)
Dividend of Panamanian
 investment                          --        --           --    --        --        --      (1,000)       --        --    (1,000)
Vesting of compensatory
 stock options                       --        --           --    --        --        --         --         --     2,152     2,152
Amortization expense
 related to stock options            --        --           --    --        --        --         --         --       154       154
Class A common shares and
 class B subordinated shares
 distributions declared              --        --           --    --    (8,738)       --         --         --        --    (8,738)
Purchase of class A common
 shares as treasury stock            --        --           --    --       --         --         --     (2,254)       --    (2,254)
                                -------  --------   ----------  ----  --------   -------   --------   --------   -------  --------

BALANCE, December 31, 1999           --        --   11,438,000   114   129,834    (1,474)   (16,522)    (2,254)       --   109,698

Net income                           --        --           --    --        --        --      6,094         --        --     6,094
Class A common shares
 distributions declared              --        --           --    --        --        --     (3,081)        --        --    (3,081)
Purchase of class A common
 shares as treasury stock            --        --           --    --        --        --         --     (6,331)       --    (6,331)
Cancellation related to
 employment termination              --        --           --    --        --        26         --         --        --        26
                                -------  --------   ----------  ----  --------   -------   --------   --------   -------  --------

BALANCE, December 31, 2000           --        --   11,438,000   114   129,834    (1,448)   (13,509)    (8,585)       --   106,406

Net income                           --        --           --    --        --        --     10,901         --        --    10,901
Class A common shares
 distributions declared              --        --           --    --        --        --     (9,356)        --        --    (9,356)
Purchase of class A common
 shares as treasury stock            --        --           --    --        --        --         --     (2,507)       --    (2,507)
Issuance of compensatory
 stock options                       --        --           --    --     5,423        --         --         --    (5,423)       --
Amortization expense related
 to stock options                    --        --           --    --        --        --         --         --       208       208
                                -------  --------   ----------  ----  --------   -------   --------   --------   -------  --------

BALANCE, December 31, 2001           --  $     --   11,438,000  $114  $135,257   $(1,448)  $(11,964)  $(11,092)  $(5,215) $105,652
                                =======  ========   ==========  ====  =======    =======   ========   ========   =======  ========



          See accompanying notes to consolidated financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                      December 31,
                                                                                      ---------------------------------------------
                                                                                        1999              2000              2001
                                                                                      ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before preferred stock dividends and extraordinary charge                   $   1,864         $   6,094         $  10,901
     Adjustments to reconcile income before preferred stock dividends and extraordinary charge to net cash provided by operating activities:-
        Depreciation, amortization, and non-cash charges                                 11,532            13,256            12,776
        Amortization expense related to stock options                                       154                --               208
        Provision for possible bad debts                                                     20               149                29
        Non-cash hurricane charge                                                         1,500                --                --
        Non-cash special compensation expense                                             2,152                --                --
        Impairment charge                                                                    --                --               673
     Changes in operating assets and liabilities:-
        Accounts receivable - trade                                                      (5,415)             (674)            2,002
        Accounts receivable - other                                                      (1,376)            2,548               574
        Inventory                                                                         1,289             1,687              (479)
        Prepaid expenses                                                                 (1,084)              132              (316)
        Other noncurrent assets                                                             (70)             (515)              658
        Accounts payable                                                                  4,780            (1,941)           (2,266)
        Accrued interest payable and other accrued expenses                              (1,681)            2,674               259
                                                                                      ---------         ---------         ---------
          Net cash provided by operating activities                                      13,665            23,410            25,019
                                                                                      ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                   (8,593)           (8,578)           (7,017)
   Proceeds from sale of property and equipment                                              15                --                39
   Investment in and loan to technology company                                              --              (500)             (173)
                                                                                      ---------         ---------         ---------
           Net cash used in investing activities                                         (8,578)           (9,078)           (7,151)
                                                                                      ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of loan principal                                                               --                --            (1,069)
   Proceeds from borrowing                                                                   --             7,000                --
   Borrowing costs paid                                                                      --              (106)               --
   Net proceeds from initial public offering of class A common shares                   136,757                --                --
   Redemption of preferred stock                                                        (94,824)               --                --
   Repurchase of 11 3/4% First Mortgage Notes                                           (34,000)               --                --
   Acquisition costs related to the repurchase of 11 3/4% First Mortgage Notes           (3,681)               --                --
   Payment of preferred stock dividends                                                  (9,697)               --                --
   Payment of class A common share distributions                                         (5,825)           (3,081)           (9,356)
   Purchase of class A common shares as treasury stock                                   (2,254)           (6,331)           (2,507)
   Issuance of additional class B subordinated shares and class C shares                     34                --                --
                                                                                      ---------         ---------         ---------
         Net cash used in financing activities                                          (13,490)           (2,518)          (12,932)
                                                                                      ---------         ---------         ---------

         Increase (decrease) in cash and cash equivalents                                (8,403)           11,814             4,936

CASH AND CASH EQUIVALENTS, at beginning of year                                          14,061             5,658            17,472
                                                                                      ---------         ---------         ---------

CASH AND CASH EQUIVALENTS, at end of year                                             $   5,658         $  17,472         $  22,408
                                                                                      =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                                         $     677         $     671         $     507
                                                                                      =========         =========         =========
   Cash paid for interest                                                             $  14,012         $  12,058         $  12,509
                                                                                      =========         =========         =========



          See accompanying notes to consolidated financial statements.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)


1. ORGANIZATION AND OPERATIONS PRIOR TO FEBRUARY 28, 2002

         Statia Terminals Group N.V. was formed on September 4, 1996, by Castle Harlan Partners II, L.P. ("Castle Harlan"), a private equity investment fund managed by Castle Harlan, Inc., a private merchant bank, certain members of management, and others and commenced operations on November 27, 1996 ("Inception"). Statia Terminals Group N.V. and Subsidiaries (the "Company") owned and operated petroleum blending, transshipment and storage facilities located on the island of St. Eustatius, Netherlands Antilles, and near Point Tupper, Nova Scotia, Canada. The Company's terminaling services were furnished to many of the world's largest producers of crude oil, integrated oil companies, oil traders, refiners, and petrochemical companies. In addition to storage, the Company provided a variety of related terminal services including the supplying of bunkering, crude oil and petroleum product blending and processing, emergency and spill response services, brokering of product trades, and ship services. A subsidiary of the Company provided administrative services for the Company from its office in Deerfield Beach, Florida.

         The Company included the following primary entities (collectively, the "Statia Operations"): Statia Terminals Group N.V. ("Group"), Statia Terminals International N.V. ("International"), Statia Terminals N.V. (each incorporated in the Netherlands Antilles), Statia Terminals Canada, Incorporated (incorporated in Nova Scotia, Canada) ("STCI"), and Statia Terminals Canada Partnership (formed under the laws of Nova Scotia, Canada) ("STCP"). Significant intercompany balances and transactions have been eliminated.

         As further discussed in Note 3, on April 28, 1999, Group completed its initial public offering of equity.

         On February 28, 2002, Group sold substantially all of its assets, consisting of the outstanding capital stock of International, Statia Technology, Inc. ("Technology"), and Statia Marine, Inc. ("Marine"), representing Group's operations and substantially all of its assets prior to the sale, to Kaneb Pipe Line Holding Company, LLC ("Kaneb") and began dissolution and liquidation proceedings shortly thereafter. See the further discussion of this transaction and related matters in Note 19 below. Unless specifically stated otherwise, these financial statements speak as of January 29, 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

         These consolidated financial statements have been prepared in conformity with generally accepted accounting principles as promulgated in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Significant estimates primarily include: the accrual for environmental expenses, accruals for legal and personnel related expenses, allowance for doubtful accounts, inventory reserve, estimated useful lives of depreciable assets, realizability of certain capitalized development costs and costs related to internally developed software, and other valuation allowances related to deferred tax assets. Management is also required to make judgments regarding disclosure of contingent assets and liabilities at the date of the financial

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     REVENUE RECOGNITION

         Revenues from storage and throughput operations are recognized ratably as the services are provided. Revenues and commissions from other terminaling services, sales of bunker fuels, and bulk oil sales are recognized upon completion of delivery of the service or product.

         During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC")'s Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations, or cash flows.

     FOREIGN CURRENCY TRANSLATION AND EXCHANGE

         Except for certain operating expenses denominated in Netherlands Antilles guilders and Canadian dollars, and certain Canadian dollar-denominated revenues, all of the Company's transactions are in U.S. dollars. Therefore, the U.S. dollar has been determined to be the functional currency of the Company. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," transaction gains and losses that arise from exchange rate fluctuations are included in the results of operations as incurred. Such transaction gains and losses have not been significant.

     IMPAIRMENT OF LONG-LIVED ASSETS

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company continually evaluates factors, events, and circumstances which include, but are not limited to, its historical and projected operating performance, specific industry trends, and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. When such factors, events, or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flow over the remaining lives of the long-lived assets in measuring whether an impairment exists. The Company measures an asset impairment loss as the amount by which the carrying amount exceeds the fair value of the asset.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


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

         The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Compensation expense is recognized over the estimated vesting period for stock option grants made at an exercise price below the fair market value of the stock at the date of grant. In such instances, deferred compensation offsetting shareholders' equity and additional paid-in capital are recognized at the date of grant. The deferred compensation is then amortized as compensation expense over the vesting period of the options.

     CASH AND CASH EQUIVALENTS

         The Company's cash and cash equivalents consist of short-term, highly liquid investments with maturities of three months or less. Such short-term investments are carried at cost, which approximates market value, and are classified as cash and cash equivalents.

     FINANCIAL INSTRUMENTS

         The Company uses various methods and assumptions to estimate the fair value of each class of financial instrument. Due to their nature, the carrying value of cash and cash equivalents (including restricted cash, if any), accounts receivable, accounts payable, accrued interest payable, and variable rate debt approximates fair value. The fair value of the Company's fixed rate debt is estimated based on market "bid" prices and approximates carrying value as of December 31, 2000 and 2001. The fair value of the notes receivable from shareholders is based on their estimated discounted cash flows. The Company's other financial instruments are not significant.

     CONCENTRATIONS OF CREDIT RISK

         Financial instruments, which potentially subject the Company to a concentration of credit risk, primarily consist of cash and cash equivalents (including restricted cash, if any), accounts receivable-trade, and notes receivable from shareholders. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of the investment vehicles included in cash equivalents. Additionally, these financial institutions and financial instruments must meet the qualifications specified in certain of the Company's debt agreements. To reduce credit risk related to its trade accounts receivable, the Company performs periodic credit evaluations of its customers and has certain maritime lien rights against ships to which it has sold

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


bunker fuel. Furthermore, virtually all customers of the Company's terminaling services segment are required to pay in advance of services being rendered.

          Substantially all of the Company's revenues are derived from customers in the global petroleum and shipping industries. At December 31, 2000 and 2001, $11,885 and $10,041 of the Company's accounts receivable-trade, respectively, were from customers of the Company's product sales segment. Such receivables are typically collected within thirty days of the product sale. A substantial portion of these customers represent shipping concerns providing services to the global petroleum industry.

     INVENTORY

         Inventory consists of oil products. Provision has been made to reduce excess or obsolete inventory to the lower of weighted average cost or estimated market value. Inventory balances at December 31, 2000 and 2001, are net of valuation reserves of $400 and $269, respectively.

     PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets. Additions to property and equipment, replacements, betterments, and major renewals are capitalized.

         The Company capitalizes certain costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs are amortized using the straight-line method over the estimated useful lives of the respective assets.

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

     OTHER NONCURRENT ASSETS

         Other noncurrent assets primarily consist of net deferred financing costs in the amounts of $2,126 and $1,426, which are net of accumulated amortization of $2,790 and $3,490, as of December 31, 2000 and 2001, respectively. The deferred financing costs related to establishing debt obligations are amortized ratably over the life of the underlying obligation. Deferred financing cost amortization

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


expense, included in interest expense in the accompanying statements of operations, was $767, $682, and $699 for the years ended December 31, 1999, 2000, and 2001, respectively.

         The Company's investment in a technology investment company was carried at cost of $500, which approximated fair value, and is included in other noncurrent assets at December 31, 2000. The technology investment company's only significant asset was its investment in an online petroleum products trading company. During 2001, the Company invested an additional $100 in the technology investment company and also provided the online petroleum products trading company $73 in the form of a convertible loan in conjunction with similar loans from other investors. During the fourth quarter of 2001, the Company determined the amounts it had invested in these entities were impaired and recognized an impairment charge of $673.

         Other noncurrent assets as of December 31, 2000, also include cash of $620 restricted by terms of the indenture to the 11 3/4% First Mortgage Notes due November 15, 2003 (the "Notes"). These restrictions were released in 2001.

     CLASS A COMMON SHARES IN TREASURY

         The Company accounts for purchases of treasury shares under the cost method with the aggregate cost recorded as a reduction of shareholders' equity.

     ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS

         The Company is subject to comprehensive and periodically changing environmental, health, and safety laws and regulations within the jurisdictions of its operations, including those governing oil spills, emissions of air pollutants, discharges of wastewater and storm water, and the disposal of non-hazardous and hazardous waste. Expenditures for environmental, health, and safety matters, which benefit future periods and qualify as property and equipment, are capitalized and depreciated over the respective lives of the assets.

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

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


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

     EARNINGS (LOSS) PER SHARE

         In connection with its initial public offering of equity discussed in
Note 3 below, the Company adopted SFAS No. 128, "Earnings per Share." Earnings per share are computed based upon the "Participating Securities and Two-Class Common Stock" methodology as required by SFAS No. 128. Earnings and losses have been allocated to each class of shares based upon changes in the historical basis liquidation values of the classes of shares during the periods presented as determined in accordance with the Company's articles of incorporation. Under this methodology, all of the earnings and losses prior to the closing of the Company's initial public offering of equity on April 28, 1999, have been allocated to the class B subordinated shareholders. All of the earnings and losses subsequent to April 28, 1999, have been allocated to the class A common shareholders.

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

         For periods prior to April 28, 1999, class B subordinated share equivalents include, where appropriate, the assumed exercise of previously outstanding stock options and the assumed conversion of the Company's previously outstanding Series B preferred stock. The assumed conversion of the Company's previously outstanding Series B preferred stock (330,653 class B subordinated shares) was antidilutive for 1999. For periods subsequent to April 28, 1999, class A common share equivalents include, where appropriate, the assumed exercise of outstanding share options. Earnings per share amounts presented have been adjusted to give retroactive effect, as of the beginning of 1999, to the reclassification and issuance of additional class B subordinated shares and class C shares that occurred in connection with the initial public offering of equity (see Note 3).

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


         The following additional information is presented with respect to the Company's earnings (loss) per share amounts:


                                                                                     For the Years Ended December 31,
                                                                            --------------------------------------------------
                                                                                1999               2000               2001
                                                                            -----------         -----------        -----------
EARNINGS PER CLASS A COMMON SHARE

Earnings and losses allocated to class A common shares:
   Income before extraordinary charge                                       $     3,410         $     6,094        $    10,901
   Extraordinary charge                                                           4,743                  --                 --
                                                                            -----------         -----------        -----------
   Net income (loss)                                                        $    (1,333)        $     6,094        $    10,901
                                                                            ===========         ===========        ===========

Weighted average class A common shares outstanding                            5,156,421           6,794,192          6,044,098
Dilutive effect of weighted average class B subordinated shares
outstanding                                                                   2,571,507           3,800,000          3,800,000
Dilutive effect of weighted average stock options outstanding                        --              26,093            344,053
                                                                            -----------         -----------        -----------
Diluted common shares outstanding                                             7,727,928          10,620,285         10,188,151
                                                                            ===========         ===========        ===========

EARNINGS PER CLASS B SUBORDINATED SHARE

Earnings and losses allocated to class B subordinated shares:

   Loss before extraordinary charge                                         $    (3,803)        $        --        $        --
   Extraordinary charge                                                              --                  --                 --
                                                                            -----------         -----------        -----------
   Net income (loss)                                                        $    (3,803)        $        --        $        --
                                                                            ===========         ===========        ===========

Weighted average class B subordinated shares outstanding                      3,641,144           3,800,000          3,800,000
Dilutive effect of stock options and preferred stock with conversion
features                                                                             --                  --                 --
                                                                            -----------         -----------        -----------
Diluted subordinated shares outstanding                                       3,641,144           3,800,000          3,800,000
                                                                            ===========         ===========        ===========


     COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The following types of items, among others, are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments, and unrealized gain/loss on securities available for sale. For all periods presented herein, there were no differences between net income (loss) and comprehensive income (loss).

     RECLASSIFICATIONS

         Certain reclassifications were made to the 1999 financial statements in order to conform to the 2001 presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. The adoption of SFAS No. 133 did not have a material impact on the Company.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


         The Accounting Standards Executive Committee ("AcSEC") of the AICPA is currently formulating a new accounting standard, which is expected to modify the accounting rules for major repairs and maintenance expenditures, among other things. AcSEC has released a proposed SOP entitled "Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment." The Company cannot determine at the present time whether or not the ultimate implementation of the final standard by the Company will have a material effect on its business, financial condition, results of operations, or cash flows.

         The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The new rule modifies the accounting rules for obligations associated with the retirement of an asset and must be adopted for fiscal years beginning after June 15, 2002. The Company is currently evaluating the new standard, but has not determined whether or not the ultimate implementation of this standard by the Company will have a material effect on its business, financial condition, results of operations, or cash flows.

         Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets,"which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. The adoption of SFAS No. 144 did not have a material impact on the Company.

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

         Immediately prior to the initial public offering of equity, the Company transferred its ownership interest in a Panamanian investment, valued at $1,000, to its shareholders as a dividend. The shareholders then contributed this interest to Statia Terminals Cayman, Inc. ("Cayman"). In connection with a restructuring effected contemporaneously with the offering, all outstanding stock options were exercised and converted, along with all existing common stock, into 3.8 million class B subordinated shares and 38,000 class C shares.

         During the three months ended March 31, 1999, the Company recorded as special compensation expense a bonus in the amount of $1,947 for particular members of the Company's management. The

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


purpose of this special management bonus was to partially reimburse these individuals with respect to adverse tax consequences that resulted from the offering and other past compensation arrangements.

4. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following as of December 31:


                                                                                     Useful Lives
                                                             2000          2001        In Years
                                                          ----------    ----------   ------------
Land                                                      $    1,291    $    1,291
Land improvements                                              7,832        10,855       5 - 20
Buildings and improvements                                     3,985         4,229      20 - 40
Plant machinery and terminals                                165,261       168,072       4 - 40
Mooring facilities and marine equipment                       54,889        57,129       4 - 40
Field and office equipment                                     4,784         5,087       3 - 15
Spare parts and hoses                                            793         1,189
Capital projects in process                                    5,017         2,978
                                                          ----------    ----------

     Total property and equipment, at cost                   243,852       250,830
     Less accumulated depreciation                            41,791        53,867
                                                          ----------   -----------

     Property and equipment, net                          $  202,061    $  196,963
                                                          ==========    ==========


         The Company has investigated a salt deposit for approximately four years. As of December 31, 2001, the Company had a license from governmental authorities to perform work to further analyze the usefulness of the property and the deposit for the storage of natural gas or other hydrocarbons. The license may be withdrawn under certain circumstances. As of December 31, 2001, the Company had not established sufficient information to determine whether or not this project would ever produce income. However, as of December 31, 2001, the Company determined further development of this project was probable based on potential natural gas and other hydrocarbon development in eastern Canada. As of December 31, 2000 and 2001, capital projects in process included $605 and $1,021 of development costs, respectively, including costs of geological studies related to the salt cavern storage project in Nova Scotia, Canada.

         During the first quarter of 2000, the Company replaced certain large hoses attached to its single point mooring system (the "SPM"). In connection with this hose change-out, the Company adopted the component depreciation method for the SPM and its hoses as of January 1, 2000, which resulted in a change in the estimated useful lives for depreciation purposes for these hoses. As a result, in addition to recurring depreciation charges, the Company incurred a non-cash charge to depreciation expense of $832 during the first quarter of 2000, which is included in costs of terminaling services revenues and represents the full year effect of this change.

         On February 27, 2002, the Company entered into an agreement with a third-party software company whereby the software company will complete the development of the Company's terminal operations software, oversee and coordinate implementation of the terminal operations software at the Company's terminals for specified fees, and will also incorporate the terminal operations software into a separate commercial product being developed by the software company. Under the agreement, the Company will purchase the software company's product at a discount from listed prices and will participate in future sales and license revenues from sales of the software company's products if such

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


products include the Company's terminals operations software. As of December 31, 2001, capitalized costs related to this internally developed software were approximately $677.

5. DEBT PRIOR TO FEBRUARY 28, 2002

         The Notes were issued by subsidiaries of Group (the "Issuers") on November 27, 1996, in connection with the acquisition of certain of the Statia Operations from Praxair, Inc. by Castle Harlan (the "Castle Harlan Acquisition") and pay interest on May 15 and November 15 of each year. The Notes are redeemable, in whole or in part, at the option of the Issuers at the redemption prices listed below (expressed as percentages of principal amount), together with accrued and unpaid interest, if any, thereon to the redemption date, if redeemed during the 12-month period beginning November 15, in the year indicated. As further discussed in Note 19 below, on March 1, 2002, Kaneb announced that International had commenced the procedure to redeem all of the Notes in a mandatory redemption at 102.938% of the outstanding principal amount plus accrued interest. Such redemption was completed on April 5, 2002.

                                            Optional
                        Year            Redemption Price
                        ----            ----------------

                        2001                102.938%
                        2002                100.000%

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

         The Notes are guaranteed on a full, unconditional, joint and several basis by each of the indirect and direct active subsidiaries of International. The Notes are also subject to certain financial covenants as set forth in the indenture and related security documents to these Notes, the most restrictive of which include, but are not limited to the following: (i) a consolidated fixed charge coverage ratio for the prior four full fiscal quarters of at least 2.0 to 1 which, if met, will permit the Company to make additional borrowings above the Company's revolving credit facility discussed below, (ii) other limitations on indebtedness, and (iii) restrictions on certain payments. In addition, the Notes place restrictions on the Company's ability to pay dividends other than distributions from the proceeds of assets held for sale and certain management fees as discussed in Note 13 below. At December 31, 2001, International was restricted by the indenture from making aggregate distributions in excess of $13,692 subsequent to December 31, 2001. Except with the occurrence of an event of default, subsidiaries of International have no restrictions upon transfers of funds in the form of dividends, loans, or cash advances.

         The indenture relating to the Notes provided that an offer be made by the Issuers to repurchase all outstanding Notes at a repurchase price of 101% of the principal amount, plus accrued interest and unpaid interest, if any, within 30 days should a change of control, as defined in the indenture, occur. If such

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


offer was not made within such 30 day period, the trustee under the indenture (or at least 25 percent of the holders of the Notes) could accelerate payment of the Notes. As more fully discussed in Note 19 below, a change of control occurred on February 28, 2002 after which Group had no continuing liability with regard to the Notes. Prior to the change of control, the Company was in compliance with all the financial covenants set forth in the indenture.

         In December 2000, Marine borrowed $7,000 (excluding direct costs of the borrowing of $106) from an equipment financing company (the "Responder Loan"). As further discussed in Note 19 below, Marine repaid the Responder Loan on March 12, 2002, which resulted in the release of Group's guarantee of the Responder Loan. The Responder Loan required monthly payments of principal and interest, and would have matured on January 1, 2007. Interest accrued at three month London InterBank Offered Rates plus 3.2% and adjusted monthly. The Responder Loan interest rate was 5.06% at December 31, 2001. At December 31, 2000 and 2001, the outstanding principal balance on the Responder Loan was $7,000 and $5,931, respectively. The Responder Loan was collateralized by a security interest in the M/V STATIA RESPONDER, one of the Company's emergency response and maintenance support vessels, which was operated at the Company's St. Eustatius terminal.

         The Responder Loan was subject to certain financial covenants, the most restrictive of which included, but were not limited to the following: (i) a debt service coverage ratio of at least 1.50 to 1, (ii) the maintenance of $70,000 of net worth, and (iii) the maintenance of specified insurance coverage limits on the collateral.

         The Company had a revolving credit facility (the "Credit Facility"), which allowed certain of the Company's subsidiaries to borrow up to $17,500 or the limit of the borrowing base as defined in the Credit Facility. As further discussed in Note 19 below, the Credit Facility was terminated on February 28, 2002. The Credit Facility called for a commitment fee of 0.375% per annum on a portion of the unused funds. The Credit Facility bore interest at a rate of prime plus 0.5% (5.25% at December 31, 2001). The Credit Facility constituted senior indebtedness of the Company and was secured by a first priority lien on certain of the Company's accounts receivable and inventory. The Credit Facility was subject to certain restrictive covenants; however, it was not subject to financial covenants. The Credit Facility did not restrict the Company's subsidiaries from transferring funds to the Company in the form of dividends, loans or cash advances; however, the failure to pay interest when due constituted an event of default under the Credit Facility and such event of default, until cured, prohibited dividend payments to the Company. At December 31, 2000 and 2001, the Company had approximately $11,047 and $8,813, respectively, available for borrowing under the Credit Facility, as limited by the borrowing base computation, and no outstanding borrowings.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


         At December 31, 2001, the scheduled maturities of the Company's long-term debt were as follows:

            Year Ending December 31,
            ------------------------

            2002                                     $  1,167
            2003                                      102,167
            2004                                        1,167
            2005                                        1,167
            2006                                        1,167
            Thereafter                                     96
                                                     --------
                                                     $106,931
                                                     ========

6. CAPITAL STRUCTURE

         Each class A common share and class B subordinated share is entitled to one vote on issues brought before the Company's shareholders. Except in very limited circumstances, the class C shares have no voting privileges. Statia Terminals Holdings N.V. ("Holdings") owns all of the Company's class B subordinated shares and class C shares.

     PROVISIONS OF ARTICLES OF INCORPORATION SUBSEQUENT TO FEBRUARY 22, 2002

         As more fully discussed in Note 19 below, the Company's articles of incorporation were amended on February 22, 2002, to significantly modify provisions related to distributions and liquidating distributions, among other things. The most significant change is that holders of the Company's class A common shares and class B subordinated shares will receive no distributions after the liquidating distributions of $18.4998 and $16.8844 per share, respectively, which the Company began making on February 28, 2002.

     PROVISIONS OF ARTICLES OF INCORPORATION PRIOR TO FEBRUARY 22, 2002

         The class A common shares were entitled, to the extent there was sufficient available cash as defined in the Company's articles of incorporation, to a target quarterly distribution of $0.45 per share, before the Company made any distributions on its class B subordinated shares. In general, the Company would make distributions of available cash, if any, first to the class A common shares until each had received $0.45 per quarter plus any arrearages from prior quarters and second to the class B subordinated shares until each had received $0.45 per quarter. Class B subordinated shares did not accrue distribution arrearages. If the Company made quarterly distributions of available cash to the class A common shares and class B subordinated shares above specified additional distribution levels, the holders of class C shares would receive distributions that represented an increasing percentage of the total distributions made above those specified distribution levels. However, there were no assurances that the Company would be able to pay distributions to any of its classes of shares.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


         The Company was required to defer making payment on the first $6,800 of distributions that would otherwise have been made on the class B subordinated shares until the end of the deferral period, as defined in the Company's articles of incorporation. The subordination period would generally end once the Company met certain financial tests, which were defined in the Company's articles of incorporation. The subordination period generally could not end prior to June 30, 2004. Under particular circumstances, a portion of the class B subordinated shares, not exceeding 50%, were eligible to convert into class A common shares before the expiration of the subordination period. After the deferral period, the Company would pay to the class B subordinated shares, until the deferred distributions had been paid in full, all available cash from operating surplus remaining after all class A common share arrearages were paid, and the target quarterly distribution was paid on all class A common shares and class B subordinated shares, prior to any further distribution.

         During the years ended December 31, 1999, 2000 and 2001, the Company declared and paid distributions on the class A common shares of $5,825 ($0.7665 per share), $3,081 ($0.45 per share) and $9,356 ($1.55 per share), respectively. Additionally, during 1999, the Company declared distributions on the class B subordinated shares aggregating $2,913 ($0.7665 per share), payment of which was deferred as described in the immediately preceding paragraph. No distributions on the Company's class B subordinated shares were declared during 2000 or 2001.

         On January 18, 2002, the Company's board of directors declared a distribution of $0.45 per share on the class A common shares, payable on February 14, 2002, for the benefit of shareholders of record at the close of business on January 31, 2002. Since the distribution equaled the target quarterly distribution rate stated in the Company's articles of incorporation, the aggregate class A common share arrearage remained unchanged at $1.60 per share. No distribution was declared on the class B subordinated shares.

         At the end of the subordination period as defined in the Company's articles of incorporation, each class B subordinated share would have converted to one class A common share and participated equally with the other class A common shares, subject to the distribution rights of the class C shares, in future distributions of available cash. The class A common shares would then no longer accrue distribution arrearages.

         The Company's board of directors authorized the open market purchase of up to two million shares of the Company's class A common shares. As of December 31, 2000 and 2001, the Company had acquired 1,300,247 and 1,586,747 class A common shares at an aggregate cost of $8,585 and $11,092, respectively, pursuant to this program. On January 8, 2001, the Company purchased 61,000 class A common shares pursuant to this program from Cayman at an aggregate fair value of $480. The same shareholders who own Holdings own Cayman.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


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

         The Series A, B and C Preferred Stock in the aggregate of $40,000 were contributed from Praxair, Inc. as non-cash equity and contained provisions for redemption beyond the control of the Company. On July 29, 1998 the Company sold its Brownsville, Texas facility and a restricted payment of $6,150 was made from Statia to Group to redeem a portion of the Series D Preferred Stock. As the Series B Preferred Stock was not redeemed by the Company prior to November 27, 1998, the dividend rate on the Company's Series A, B and C Preferred Stock increased from 8% to 14.75% effective November 28, 1998, in accordance with the Company's preferred stock agreements and its prior articles of incorporation. Dividends on the Series D and E Preferred Stock were waived.

         All remaining preferred stock was redeemed and all accrued preferred stock dividends were paid on April 28, 1999, with a portion of the proceeds from the Company's initial public offering of equity.

8. NOTES RECEIVABLE FROM SHAREHOLDERS PRIOR TO FEBRUARY 28, 2002

         Notes receivable from shareholders represent nonrecourse loans made by the Company to certain members of management and are indirectly secured by pledges of certain of the Company's class B subordinated shares. The loans bear interest at 5.17% and mature on the earlier of (i) April 28, 2009, or (ii) sale of the pledged shares. These loans have been classified as a reduction to shareholders' equity in the accompanying consolidated financial statements. The Company recognized interest income related to these notes of $76, $75, and $75 during the years ended December 31, 1999, 2000, and 2001, respectively. The fair value of these loans was $1,448 at December 31, 2001.

         During 2000, in connection with the termination of an employee, $26 of these notes were cancelled.

         As more fully discussed in Note 19 below, all notes receivable from shareholders were forgiven on February 28, 2002.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


9. LEASES PRIOR TO FEBRUARY 28, 2002

         The Company rents certain facilities and marine equipment under cancelable and noncancelable operating leases. Rental expense on operating leases was $5,518, $6,307, and $7,467 for the years ended December 31, 1999, 2000, and 2001, respectively. At December 31, 2001, future rental commitments payable under noncancelable operating leases were as follows:

            Year Ending December 31,
            ------------------------

            2002                                      $ 5,360
            2003                                        4,232
            2004                                        1,660
            Thereafter                                     --
                                                      -------
                                                      $11,252
                                                      =======

         The Company leases approximately 65 acres of land at the Point Tupper facility to a customer. The lease terminates June 30, 2023. At December 31, 2001, future rentals receivable under this lease were as follows:

            Year Ending December 31,
            ------------------------

            2002                                       $  250
            2003                                          250
            2004                                          250
            2005                                          250
            2006                                          250
            Thereafter                                  4,125
                                                       ------
                                                       $5,375
                                                       ======


10. INCOME TAXES PRIOR TO FEBRUARY 28, 2002

         The sources of income (loss) by jurisdiction before the provision for income taxes, preferred stock dividends and extraordinary charge are:

                               For the Years Ended December 31,
                            --------------------------------------
                               1999          2000          2001
                            ---------     ---------      ---------

               U.S.         $      41     $    (283)     $      32
               Non-U.S.         2,603         7,315         11,908
                            ---------     ---------      ---------
                            $   2,644     $   7,032      $  11,940
                            =========     =========      =========

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


         The provision for income taxes consisted of:

                                 For the Years Ended December 31,
                              --------------------------------------
                                 1999          2000          2001
                              ---------      --------      ---------
   Current:
      U.S.                    $    (123)     $     --      $      --
      State                          --            (1)            40
      Non-U.S.                      903           939            999
                              ---------      --------      ---------
                              $     780      $    938      $   1,039
                              ---------      --------      ---------

         A reconciliation of income taxes at the U.S. statutory rate of 35% to the Company's provision for income taxes is as follows:


                                                                        For the Years Ended December 31,
                                                                    ---------------------------------------
                                                                     1999            2000            2001
                                                                    -------         -------         -------
U.S. federal tax provision at U.S. statutory rate                   $   925         $ 2,461         $ 4,179
U.S. state income taxes                                                  --              (1)             40
Income not effectively connected to a U.S. trade or business         (1,048)         (2,461)         (4,179)
Non-U.S. tax provision                                                  903             939             999
                                                                    -------         -------         -------
                                                                    $   780         $   938         $ 1,039
                                                                    =======         =======         =======


         The principal temporary differences included in the accompanying balance sheets, as of December 31, are:

                                                   2000          2001
                                                ---------     ---------

Net operating loss and ITC carryforwards        $  24,565     $   2,500
Canadian depreciation differentials                    --        20,684
Valuation allowance                              (24,565)       (23,184)
                                                --------      ---------
                                                $     --      $      --
                                                ========      =========


         The Company's net deferred tax assets at December 31, 2001, primarily relate to Canadian investment tax credits and depreciation differentials and U.S. consolidated net operating loss carry-forwards. The Company provided a full valuation allowance against these tax assets, because it cannot determine that it is likely that the deferred tax assets would be utilized in the future.

         On September 30, and October 1, 2001, STCI, together with Point Tupper Marine Services Limited ("PTMS") and Statia Terminals Canada Holdings, Inc. ("STCHI"), a newly formed wholly-owned subsidiary of STCI, reorganized such that the businesses previously carried on by these corporations, other than the spill response business of PTMS, were transferred to STCP. STCP is a general partnership formed under the laws of the Province of Nova Scotia, Canada, and its only partners are STCI, PTMS, and STCHI. The Company effected the reorganization of its Canadian operations in order to consolidate certain activities and gain operational efficiencies. Additionally, as a result of the

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


reorganization, Canadian net operating loss carry-forwards, substantially all of which were to expire unutilized at the end of 2001, were applied against the tax gain arising from the transfer of certain assets to STCP. The resultant increase in the tax basis of the assets transferred will be available for future years' tax depreciation deductions. The Company has provided a full valuation allowance against the net deferred tax asset resulting from this reorganization, aggregating approximately $20,684, at December 31, 2001, because it cannot determine that it is likely that the deferred tax asset will be utilized in the future.

         The Company's Canadian subsidiaries are subject to a federal large corporation tax based on 0.225% of the subsidiaries' total equity. As of April 1, 1997, Nova Scotia enacted a provincial capital tax based on 0.25% of the subsidiaries' total equity. The Company did not have any net operating tax loss carry-forwards available to offset Canadian taxable income at December 31, 2001. The investment tax credit carry-forwards available to reduce Canadian income taxes were $1,178 at December 31, 2001, and expire in various amounts through 2010.

         The net operating tax loss carry-forwards available to offset U.S. taxable income at December 31, 2001, were $4,378, and expire in various amounts through 2020.

         On June 1, 1989, the governments of the Netherlands Antilles and St. Eustatius approved a Free Zone and Profit Tax Agreement retroactive to January 1, 1989, which expired on December 31, 2000. This agreement requires a subsidiary of the Company to pay a 2% rate on taxable income, as defined, or a minimum payment of 500,000 Netherlands Antilles guilders ($282) per year. This agreement further provides that any amounts paid in order to meet the minimum annual payment will be available to offset future tax liabilities under the agreement to the extent that the minimum annual payment is greater than 2% of taxable income. The subsidiary continues to honor the provisions of the expired Free Zone and Profit Tax Agreement and make payments as required thereunder.

         During 1999, the Company and representatives appointed by the governments of the Netherlands Antilles and St. Eustatius completed a draft of a new agreement applicable to the subsidiary and certain affiliates and submitted the draft for approval to each government. The draft as submitted called for the new agreement to be effective retroactively from January 1, 1998, through December 31, 2010, with extension provisions to 2015. The Company has proposed certain modifications to the 1999 draft including extension of the expiration of the new agreement to January 1, 2026 to match certain Netherlands Antilles legislation. The subsidiary has accrued within Other accrued liabilities amounts which may become payable should the new agreement become effective. In connection with the sale of Group's subsidiaries to Kaneb, Kaneb has committed to pay Group, when a new tax agreement is executed, 80% of the excess, if any, of the estimated tax liability recorded as of February 28, 2002 over the actual liability incurred under such new tax agreement for periods prior to February 28, 2002.

         Certain of the Company's Netherlands Antilles subsidiaries are not part of the Free Zone and Profit Tax Agreement and accordingly pay Netherlands Antilles federal income taxes at effective tax rates of up to 45%. Other Netherlands Antilles subsidiaries have beneficial tax rulings as customarily granted to companies operating in the offshore sector. Approximately $48, $55 and $69 of Netherlands Antilles profit tax is included in the non-U.S. tax provision for the years ended December 31, 1999, 2000, and 2001, respectively. However, if significant adverse modifications are made to the Netherlands Antilles tax agreements or tax rulings, or if the new agreement is not completed and the current beneficial

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


tax status is terminated, the Company's business, financial condition, results of operations and cash flows may be adversely affected.

11. STOCK OPTIONS PRIOR TO FEBRUARY 28, 2002

         During 1997, the stockholders of the Company approved the 1997 Stock Option Plan (the "1997 Plan"), which allowed up to 7,235 shares of $0.10 par value common stock of the Company to be delivered pursuant to incentive stock option award agreements or nonqualified stock option award agreements.

         During the period from January 1, 1999, to April 28, 1999, $154 related to certain compensatory options granted in 1998 was amortized as compensation expense and credited to additional paid-in capital. In connection with the initial public offering of equity discussed in Note 3, options granted in 1997 and 1998, less forfeitures, were exercised and converted, along with all existing common stock, into 3.8 million class B subordinated shares and 38,000 class C shares. On April 28, 1999, the remaining unamortized compensation expense associated with these options of $2,152 was recorded as a non-cash special compensation expense and credited to additional paid-in capital.

         In April 1999, in conjunction with the initial public offering of equity, the shareholders of the Company approved the 1999 Share Option Plan (the "1999 Plan"), and the 1997 Plan terminated. Under the 1999 Plan, the Company may deliver up to 1,140,000 class A common shares to employees, directors, and consultants, subject to adjustment under certain conditions. Any such options must be exercisable within ten years of the grant date. No options were granted during 1999 pursuant to the 1999 Plan.

         On May 2, 2000, options on 228,000 shares of class A common shares were granted to certain employees and non-employee directors of the Company at an exercise price of $5.59 per share, representing the fair market value of the Company's class A common shares on the date of grant. As such, no compensation expense was recognized under APB No. 25. The options were to be exercised on or after May 2, 2009; provided, however, that the options were to become exercisable earlier under certain conditions including immediately prior to any change of control, as defined in the 1999 Plan. During 2000, 7,500 of the options granted in May 2000 were forfeited.

         On January 24, 2001, options on 235,500 shares of class A common shares were granted to certain employees and non-employee directors of the Company at an exercise price of $8.094 per share, representing the fair market value of the Company's class A common shares on the date of grant. As such, no compensation expense was recognized under APB No. 25. The options were to become exercisable on or after January 24, 2010, but were subject to the same terms and conditions as described above for the options granted on May 2, 2000, including the accelerated vesting provisions.

         On August 27, 2001, options to purchase 680,000 class A common shares were granted to certain of the Company's employees at an exercise price of $5.00 per share which was below the fair market value of the class A common shares on the date of grant ($12.975 per share). Therefore, the Company recognized $5,423 of additional paid-in capital and an offsetting amount to deferred compensation on

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


August 27, 2001 within shareholders' equity. During the year ended December 31, 2001, the Company recognized $208 of compensation expense related to the options granted on August 27, 2001, in accordance with APB No. 25. The options were to become exercisable on or after August 27, 2010, but were subject to the same accelerated vesting terms and conditions as described above for the options granted on May 2, 2000, including the accelerated vesting provisions.

         As of December 31, 2001, options on 4,000 shares of class A common shares remained available for grant under the 1999 Plan, there were no options currently exercisable, the range of exercise prices for outstanding options was $5.00 to $8.094 per share, and the weighted average remaining contractual life for outstanding options was 9.3 years. As more fully discussed in Note 19 below, all outstanding stock options vested and were cashed out by the Company on February 28, 2002, at an amount equal to the difference between the grant price of the option and $18.4998 per share.

         The following information is presented with respect to the Company's stock options:


                                                                Weighted
                                                 Number          Average
                                                of Shares      Option Price
                                                ---------      ------------
Outstanding at December 31, 1998                    6,145          $0.10
    Granted                                            --             --
    Exercised                                       6,145           0.10
    Cancelled                                          --             --
                                                ---------          -----
Outstanding at December 31, 1999                       --             --
    Granted                                       228,000           5.59
    Exercised                                          --             --
    Cancelled                                       7,500           5.59
                                                ---------          -----
Outstanding at December 31, 2000                  220,500           5.59
    Granted                                       915,500           5.80
    Exercised                                          --             --
    Cancelled                                          --             --
                                                ---------          -----
Outstanding at December 31, 2001                1,136,000          $5.75
                                                =========          =====

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


         Had compensation expense been recorded for the Company's awards based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's reported net income (loss) and earnings per share would have been changed to the pro forma amounts indicated below:


                                                                      For the Years Ended December 31,
                                                         -------------------------------------------------
                                                            1999                2000               2001
                                                         ---------           ---------          ----------
Net income (loss):
     As reported                                         $  (5,136)          $   6,094          $   10,901
     Pro forma                                              (6,869)              6,075              10,931

Basic earnings (loss) per share:
     Class A common share as reported                        (0.26)               0.90                1.80
     Class A common share pro forma                          (0.26)               0.89                1.81
     Class B subordinated share as reported                  (1.04)                 --                  --
     Class B subordinated share pro forma                    (1.52)                 --                  --

Diluted earnings (loss) per share:
     Class A common share as reported                        (0.17)               0.57                1.07
     Class A common share pro forma                          (0.17)               0.57                1.07
     Class B subordinated share as reported                  (1.04)                 --                  --
     Class B subordinated share pro forma                    (1.52)                 --                  --


         The following table summarizes the assumptions used to estimate the fair value on the grant date using the Black Scholes model:


                                                                                January 24,    August 27,
Grant Dates                            1997          1998           2000           2001           2001
-----------                          -------       --------       --------      -----------    ----------
Risk free interest rate                 6.3%           6.3%           6.5%           5.2%           5.0%
Dividend yield                          0.0%           0.0%          10.7%           9.9%          13.9%
Volatility                             31.4%          31.4%          43.8%          47.7%          47.7%
Expected life of the option          10 years       10 years       10 years       10 years       10 years

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


12. COMMITMENTS AND CONTINGENCIES

     OTHER ACCRUED EXPENSES

         Other accrued expenses consist of the following as of December 31:

                                                  2000           2001
                                               ---------      ---------

Personnel, payroll taxes and related costs     $   2,281      $   3,343
Retirement liabilities                               729            969
Legal and professional fees                          738            861
Environmental expenses                             1,068          1,024
Accrued income taxes                               1,760          2,292
Deferred revenue                                   1,291            157
Other                                              1,872          1,367
                                               ---------      ---------
                                               $   9,739      $  10,013
                                               =========      =========


     ENVIRONMENTAL, HEALTH, AND SAFETY MATTERS PRIOR TO FEBRUARY 28, 2002

         In connection with the Castle Harlan Acquisition, studies were undertaken by and for Praxair, Inc. to identify potential environmental, health, and safety matters. Certain matters involving potential environmental costs were identified at the Point Tupper, Nova Scotia, Canada facility. Praxair, Inc. agreed to pay for certain of these environmental costs subject to certain limitations. Praxair, Inc. paid approximately $5,609 during the period from November 27, 1996, to December 31, 2001, related to such costs. Based on investigations conducted and information available to date, the potential cost of additional remediation and compliance is estimated at approximately $13,000, substantially all of which the Company believes is the responsibility of Praxair, Inc. per the Castle Harlan Acquisition agreement. The Company believes that environmental, health, and safety costs will not have a material adverse effect on the Company's financial position, cash flows, or results of operations, subject to reimbursements from Praxair, Inc.

         The Company has also identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. for which $1,500 were accrued in 1996 in conjunction with the Castle Harlan Acquisition. Through December 31, 2001, $257 of this amount had been expended. The Company periodically reviews the adequacy of this accrual and during 1999 and 2000 determined $250 and $180, respectively, originally provided for environmental contingencies were no longer necessary. Accordingly, this portion of the accrual was eliminated and credited to costs of terminaling services in the accompanying statements of operations. In 2000 and 2001, the Company identified certain other environmental, health, and safety costs not covered by the agreement with Praxair, Inc. and accrued $180 and $31 related to these costs, respectively.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


     LITIGATION PRIOR TO FEBRUARY 28, 2002

         Prior to February 28, 2002, Group's former subsidiaries were involved in various claims and litigation arising in the normal course of business. Based upon analysis of legal matters and discussions with legal counsel, Group believes that the ultimate outcome of these matters will not have a material adverse effect on Group's business, financial condition, results of operations, or cash flows.

     EMPLOYMENT AGREEMENTS AND SEVERANCE PLAN

         In August and November 2001, the Company entered into amended and restated employment agreements with six members of senior management. These agreements provide for an annual base salary which is subject to review at least annually by the board of directors of Statia Terminals, Inc. increasing at least at the growth rate of the consumer price index. These agreements also provide for an annual cash incentive bonus to be awarded based on the difference between target earnings before interest expense, taxes, depreciation, and amortization ("EBITDA") and actual EBITDA. The employment agreements generally continue to December 31, 2004, and are automatically extended for an additional year beginning January 1, 2003 (i.e., on January 1, 2003, the agreements extend to December 31, 2005) unless either party gives notice of non-renewal ninety days prior to January 1. No such notices have been given. The employment agreements contain three year non-compete arrangements beginning at the termination of employment.

         In the event that Statia Terminals, Inc. terminates any of these employment agreements without substantial cause or the employee terminates for good reason, as these terms are defined in each of the employment agreements, the employee shall be entitled to his current compensation, welfare benefits and annual incentive bonus for the remaining portion of the term of the relevant employment agreement. Upon a change of control, as this term is defined in each of the employment agreements, these employees shall now be entitled to a change of control bonus aggregating $4,100. Should any of these agreements be terminated after a change of control, the employee shall be entitled to his current compensation, welfare benefits, and annual incentive bonus for the remaining portion of the term of the relevant employment agreement payable in a lump-sum cash payment. As more fully discussed in Note 19 below, the sale of Group's subsidiaries to Kaneb qualified as a change of control for purposes of the employment agreements, and any liability associated with these agreements remains with Group's former subsidiaries and Kaneb after the closing of the sale of Group's former subsidiaries.

         A subsidiary of Group is committed to pay the premiums of two split dollar life insurance policies for one member of senior management generally until that individual reaches age 65 at which time either that individual or his designated beneficiaries will receive the cash surrender value of the policy. Assuming premium payments are made until age 65, the full cost to the Company of remaining payments as of December 31, 2001, is $508. As more fully discussed in
Note 19, these remaining unpaid premiums became payable upon the change of control which occurred on February 28, 2002.

         In 2001, the Company adopted a severance plan for certain salaried employees, excluding members of senior management and others with whom the Company has entered into employment

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


agreements. The severance plan provides for a lump-sum payment to covered employees and the continuation of certain welfare benefits for the severance term. The severance term is determined based on the employee's length of service, as defined in the severance plan, and the employee's grade level. Benefits are provided for a minimum 13 weeks and a maximum 52 weeks. Benefits are only paid if the employee is terminated within two years of a change of control, as defined in the severance plan. Any liability associated with this severance plan remains with Group's former subsidiaries and Kaneb after the closing of the sale of Group's former subsidiaries.

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

         The amended and restated management agreement continues to provide for reimbursement of ordinary and necessary expenses and a continuing indemnity for the period up to the termination date of November 27, 2006, and any extension thereto. During the years ended December 31, 1999, 2000, and 2001, the Company reimbursed Castle Harlan, Inc. $78, $115, and $68, respectively, of expenses under this agreement. The amended and restated management agreement terminated with the change of control described in Note 19 below.

         The Company provides and receives other services from various other related parties. The value of such services is not significant individually or in the aggregate.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


14. SEGMENT INFORMATION PRIOR TO FEBRUARY 28, 2002

         The Company is organized around several different factors, the two most significant of which are services and products and geographic location. The Company's primary services are terminaling services (resulting in revenue from storage, throughput, dock usage, emergency response and other terminal services) and product sales (including bunker fuels and bulk oil sales).

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

         The following information is provided for the Company's terminaling services and product sales segments:


                                                     For the Years Ended December 31,
                                                --------------------------------------------
                                                  1999              2000              2001
                                                --------          --------          --------
REVENUES:
   Terminaling services                         $ 61,665          $ 61,547          $ 73,687
   Product sales                                 106,678           148,908           128,473
                                                --------          --------          --------
     Total                                      $168,343          $210,455          $202,160
                                                ========          ========          ========
ADJUSTED EBITDA:
   Terminaling services                         $ 26,994          $ 25,128          $ 32,061
   Product sales                                   6,584             6,582             6,735
                                                --------          --------          --------
     Total                                      $ 33,578          $ 31,710          $ 38,796
                                                ========          ========          ========
DEPRECIATION AND AMORTIZATION EXPENSE:
   Terminaling services                         $ 11,196          $ 12,452          $ 12,038
   Product sales                                     371               691               780
                                                --------          --------          --------
     Total                                      $ 11,567          $ 13,143          $ 12,818
                                                ========          ========          ========
ADJUSTED EBIT:
   Terminaling services                         $ 15,798          $ 12,676          $ 20,023
   Product sales                                   6,213             5,891             5,955
                                                --------          --------          --------
     Total                                      $ 22,011          $ 18,567          $ 25,978
                                                ========          ========          ========
CAPITAL EXPENDITURES:
   Terminaling services                         $  7,572          $  7,528          $  5,558
   Product sales                                     161               753             1,363
   Other unallocated                                 860               297                96
                                                --------          --------          --------
     Total                                      $  8,593          $  8,578          $  7,017
                                                ========          ========          ========


                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


                                            As of December 31,
                              --------------------------------------------
                                1999              2000             2001
                              --------          --------          --------
NET ASSETS:
Terminaling services          $203,781          $202,780          $197,073
Product sales                   16,618            14,315            13,372
Unallocated assets              15,898            23,643            26,463
                              --------          --------          --------
   Total assets               $236,297          $240,738          $236,908
                              ========          ========          ========

         A reconciliation of Adjusted EBIT to the Company's income before provision for income taxes, preferred stock dividends and extraordinary charge is as follows:


                                                                           For the Years Ended December 31,
                                                                  ----------------------------------------------
                                                                    1999              2000               2001
                                                                  --------           --------           --------
Adjusted EBIT                                                     $ 22,011           $ 18,567           $ 25,978
Interest expense excluding debt amortization expense               (13,518)           (12,077)           (12,494)
Special compensation expense                                        (4,099)                --                 --
Hurricane charges                                                   (1,750)                --                 --
Settlement of insurance claim                                           --                542                 --
Costs related to sale of subsidiaries                                   --                 --             (1,544)
                                                                  --------           --------           --------
   Income before provision for income taxes,
      preferred stock dividends and extraordinary charge          $  2,644           $  7,032           $ 11,940
                                                                  ========           ========           ========


         The following information is provided with respect to the geographic operations of the Company based upon the location where the service is provided or product delivered:

                                    For the Years Ended December 31,
                             --------------------------------------------
                               1999              2000              2001
                             --------          --------          --------
REVENUES:
   Caribbean                 $149,852          $192,165          $171,813
   Canada                      18,491            18,290            30,347
                             --------          --------          --------
     Total revenues          $168,343          $210,455          $202,160
                             ========          ========          ========

                                           As of December 31,
                            ---------------------------------------------
                               1999             2000              2001
                            --------          --------          --------
LONG-LIVED ASSETS:
   Caribbean                $174,884          $171,689          $166,772
   Canada                     28,705            28,139            28,485
   United States               2,442             2,233             1,706
                            --------          --------          --------
                            $206,031          $202,061          $196,963
                            ========          ========          ========

         Long-lived assets primarily consist of net property and equipment.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


     SIGNIFICANT CUSTOMERS

         The Company has a long-term storage and throughput contract with Bolanter Corporation N.V. (a subsidiary of Saudi Aramco) at the Company's St. Eustatius facility, which expires in 2005. The Company also derives revenues from an affiliate of Bolanter as an indirect result of this storage and throughput agreement. The Company derives revenues from parties unaffiliated with Bolanter because of the movement of Bolanter's crude oil, or crude oil sold by Bolanter, through the Company's St. Eustatius facility. Additionally, the Company sells bunker fuels to an affiliate of Bolanter at its St. Eustatius facility.

         The following table sets forth such Saudi Aramco-related revenues as a percentage of the Company's total revenues:


                                                                          For the Years Ended December 31,
                                                                         ----------------------------------
                                                                         1999          2000            2001
                                                                         ----          ----            ----

Storage and throughput contract and related indirect revenues             6.1%           4.0%           4.0%
Unaffiliated third parties                                                6.4%           7.7%           9.4%
Bunker sales                                                              2.3%           2.5%           1.0%
                                                                         ----           ----           ----
  Total                                                                  14.8%          14.2%          14.4%
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

         No other customer accounted for more than 10% of the Company's total revenues in 1999, 2000, or 2001.

15. RETIREMENT PLANS PRIOR TO FEBRUARY 28, 2002

         The Company maintains an employee savings plan in accordance with
Section 401(k) of the U.S. Internal Revenue Code. This plan covers all of the Company's full-time U.S. employees and allows employees to contribute up to the lesser of 15% of eligible compensation or $10.5 for the 2001 calendar year. The Company currently matches at a 50% rate up to 8% of an employee's base salary. In addition, the Company may contribute, on a discretionary basis, up to 1% of an employee's base salary per quarter. Amounts charged to expense for matching and discretionary contributions for the years ended December 31, 1999, 2000, and 2001 were $314, $337 and $346, respectively.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


         In addition, the Company sponsors certain retirement plans for certain employees residing in the Netherlands Antilles and Canada. Amounts charged to expense for non-U.S. plans for the years ended December 31, 1999, 2000, and 2001, were $73, $875, and $271, respectively. Such amounts include mandatory severance payments accrued in accordance with Netherlands Antilles law, which are included in Other accrued expenses.

16. HURRICANE CHARGES PRIOR TO FEBRUARY 28, 2002

         As a result of damages sustained to the Company's St. Eustatius facility from Hurricane Lenny in late November 1999, the Company incurred a one-time, non-cash charge of $1,500 to partially reduce the carrying value of its shoreline protection system and a one-time cash charge of $250 to cover other hurricane related expenses. The damaged shoreline protection system was not covered by insurance and, together with certain other civil work, was replaced during 2000 at a cost of approximately $2,800.

17. VALUATION AND QUALIFYING ACCOUNTS PRIOR TO FEBRUARY 28, 2002

         The table below summarizes the activity in the valuation account, allowance for possible uncollectible trade accounts receivable and the deferred tax asset valuation allowance for the periods indicated.


                                                     Balance,      Charges      Deductions,     Balance,
                                                    Beginning         to        Write-offs,      End of
                                                    of Period      Expense          Net          Period
                                                    ---------      -------      -----------     -------

Trade Accounts Receivable Valuation Account:
   For the year ended December 31, 1999               $ 785          $  20          $  (1)          $ 804
   For the year ended December 31, 2000                 804            149             --             953
   For the year ended December 31, 2001                 953             29           (140)            842



                                                  Balance,                         Expirations,         Balance,
                                                 Beginning                            Other,             End of
                                                 of Period         Increases            Net              Period
                                                 ---------         ---------       ------------          ------
Deferred Tax Asset Valuation Allowance:
   For the year ended December 31, 1999          $ 31,217          $     --          $   (846)          $ 30,371
   For the year ended December 31, 2000            30,371                --            (5,806)            24,565
   For the year ended December 31, 2001            24,565            19,045           (20,426)            23,184

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


18. UNAUDITED QUARTERLY FINANCIAL INFORMATION PRIOR TO FEBRUARY 28, 2002

         The following is a summary of the unaudited quarterly results of operations for 2000 and 2001:


                                                                                      Quarters Ended
                                                         ------------------------------------------------------------------------
                                                         March 31         June 30       September 30    December 31        Total
                                                         --------         --------      ------------    -----------       -------
                     2000

Total revenues                                           $ 42,305         $ 54,227        $ 57,542        $ 56,381        $210,455
Gross profit                                                4,073            6,090           9,228           9,730          29,121
Net income (loss)                                          (1,538)             283           3,572           3,777           6,094

BASIC EARNINGS (LOSS) PER CLASS A COMMON SHARE:             (0.22)            0.04            0.53            0.58            0.90

DILUTED EARNINGS (LOSS) PER CLASS A COMMON SHARE:           (0.22)            0.03            0.34            0.36            0.57

BASIC AND DILUTED EARNINGS PER CLASS B
   SUBORDINATED SHARE:                                         --               --              --              --              --

                     2001

Total revenues                                           $ 50,213         $ 53,860        $ 51,068        $ 47,019        $202,160
Gross profit                                                9,547            9,758           8,546           9,230          37,081
Net income (loss)                                           3,183            4,130           2,434           1,154          10,901

BASIC EARNINGS (LOSS) PER CLASS A COMMON SHARE:              0.52             0.69            0.40            0.19            1.80

DILUTED EARNINGS (LOSS) PER CLASS A COMMON SHARE:            0.32             0.41            0.24            0.11            1.07

BASIC AND DILUTED EARNINGS PER CLASS B
   SUBORDINATED SHARE:                                         --               --              --              --              --


         Earnings per share have been computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 2000 and 2001 does not equal the total computed for the year.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


19. SUBSEQUENT EVENTS

         On February 22, 2002, Group's shareholders voted (i) to sell its subsidiaries consisting of International, Technology and Marine (representing its operations and substantially all of its assets prior to the sale) to Kaneb,
(ii) to dissolve and liquidate Group, and (iii) to appoint Group's board of directors as its liquidator and custodian of its corporate documents. The sale transaction was completed on February 28, 2002. The purchase price paid by Kaneb at closing was approximately $311,465 and includes approximately $19,857 of cash on hand and approximately $106,736 of Group's former subsidiaries' debt, consisting of the Notes and the Responder Loan. The purchase price is subject to adjustment based on the amount of cash and cash equivalents held by Group's former subsidiaries on February 28, 2002.

         Substantially all of the proceeds from the sale transaction (less approximately $3,000 that will be held by Group until its liquidation is complete, and fees and expenses related to this transaction) were distributed to Group's shareholders beginning on February 28, 2002. Fees and expenses are estimated at approximately $6,254 that includes $1,544 of costs expensed during 2001. Holders of Group's class A common shares and class B subordinated shares received distributions of $18.4998 per share and $16.8844 per share, respectively. Group's class C shareholder received a distribution of $6,994, and Group estimates its class C shareholder will receive a further distribution of approximately $3,000 following Group's liquidation, assuming no adjustments to the purchase price received from Kaneb are required and costs remain as estimated. The $18.4998 distribution per class A common share eliminated all arrearages in target quarterly distributions and Group is not obligated to pay or accrue any further arrearages in target quarterly distributions. Additionally, the $16.8844 distribution per class B subordinated share eliminated all deferred distributions payable in respect of these shares which aggregated $2,913.

         At the close of trading on February 28, 2002, Group terminated the listing of its class A common shares on the Nasdaq National Market and Group's transfer agent closed its stock transfer books and ceased recording transfers of Group's class A common shares of that date. Group's dissolution under Netherlands Antilles law occurred on March 2, 2002, and Group is currently in the process of liquidation. Under Netherlands Antilles law, Group is no longer authorized to undertake actions other than those necessary to wind up its affairs. The steps taken to wind up its affairs will be completed when no more assets are available for distribution, all required filings have been made, and the report of the liquidator has become binding and final.

          Shareholders of record on February 28, 2002, will remain shareholders until the liquidation is complete, which Group anticipates will occur before December 31, 2002. After satisfaction of Group's creditors, any cash remaining at the end of the liquidation period will be paid to the holder of Group's class C shares. No further distributions will be made in respect of Group's class A common shares and class B subordinated shares.

                  STATIA TERMINALS GROUP N.V. AND SUBSIDIARIES
                              (PENDING LIQUIDATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands except share amounts)

                                   (Continued)


         In connection with the sale transaction, Group forgave all the notes receivable from shareholders discussed in Note 8. Additionally, the sale transaction qualified as a change of control for purposes of the stock options discussed in Note 11 and the employment agreements discussed in Note 12. As a result, Group cashed out all outstanding stock options on February 28, 2002, for $18.4998 per share less the exercise prices, and the change of control bonuses were paid. Group recognized $5,118 of compensation expense on February 28, 2002, related to the options Group granted on August 27, 2001, which represents the unamortized balance of the deferred compensation on February 28, 2002.

         As a result of the sale transaction, Group estimates that non-employee members of its board of directors will receive an aggregate of $74,916, consisting of (i) their beneficial interest in Group's class A common shares, class B subordinated shares and class C shares of $74,729 and (ii) net proceeds on the sale of stock options of $187. By virtue of his control position with Castle Harlan, our director, John K. Castle, may be deemed to be the beneficial owner of all of our class B subordinated shares and class C shares. The amount referenced of $74,729 includes distributions payable to Castle Harlan which Mr. Castle disclaims except to the extent of his pro rata partnership interest in Castle Harlan. Group estimates the Company's executive officers will receive an aggregate of $30,210, consisting of (i) their beneficial interest in Group's class A common shares, class B subordinated shares and class C shares of $12,372, (ii) net proceeds from the cash-out of stock options of $12,483, (iii) change of control bonuses of $4,100, (iv) forgiveness of notes receivable from shareholders of $1,000, and (v) the employer portion of payroll taxes resulting from these transactions of $255.

         On March 1, 2002, the Company funded an irrevocable trust in the amount of $512 the purpose of which is to pay all the Company's future commitments related to the split dollar life insurance policies discussed in Note 12.

         On February 28, 2002, the Credit Facility was terminated. On March 1, 2002, Kaneb announced that Statia had commenced the procedure to redeem all of the Notes in a mandatory redemption at 102.938% of the outstanding principal amount plus accrued interest. The mandatory redemption was completed on April 5, 2002. Marine repaid the Responder Loan on March 12, 2002, and Group was released from its guarantee of this debt. Group has no continuing liability with regards to the Credit Facility, the Notes, or the Responder Loan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Statia Terminals Group N.V.



                                       By: /s/ James G. Cameron
                                           -------------------------------------
                                               James G. Cameron
                                               Director
                                               April 16, 2002



                                       By: /s/ James F. Brenner
                                           -------------------------------------
                                               James F. Brenner
                                               Vice President and Treasurer
                                               April 16, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       By: /s/ John K. Castle
                                           -------------------------------------
                                               John K. Castle
                                               Director
                                               April 16, 2002


                                       By: /s/ David B. Pittaway
                                           -------------------------------------
                                               David B. Pittaway
                                               Director
                                               April 16, 2002


                                       By: /s/ Justin B. Wender
                                           -------------------------------------
                                               Justin B. Wender
                                               Director
                                               April 16, 2002


                                       By: /s/ James G. Cameron
                                           -------------------------------------
                                               James G. Cameron
                                               Director
                                               (As Principal Executive Officer)
                                               April 16, 2002

                                       By: /s/ Francis Jungers
                                           -------------------------------------
                                               Francis Jungers
                                               Director
                                               April 16, 2002


                                       By: /s/ Admiral James L. Holloway III
                                           -------------------------------------
                                               Admiral James L. Holloway III
                                               Director
                                               April 16, 2002


                                       By: /s/ Jonathan R. Spicehandler, M.D.
                                           -------------------------------------
                                               Jonathan R. Spicehandler, M.D.
                                               Director
                                               April 16, 2002


                                       By: /s/ Ernest Voges
                                           -------------------------------------
                                               Ernest Voges
                                               Director
                                               April 16, 2002


                                       By: /s/ James F. Brenner
                                           -------------------------------------
                                               James F. Brenner
                                               Vice President and Treasurer
                                               (As Principal Financial Officer
                                               and Principal Accounting Officer)
                                               April 16, 2002

                                 EXHIBITS INDEX

 Exhibit
 Number        Description
 ------        -----------

 2.1XIV Stock Purchase Agreement, dated as of November 12, 2001, by and between Statia Terminals Group N.V. and Kaneb Pipe Line Operating Partnership, L.P.

 2.1aXV Stock Purchase Agreement, dated as of November 12, 2001, as amended on January 23, 2002, by and between Statia Terminals Group N.V. and Kaneb Pipe Line Operating Partnership, L.P.

 3.1IX         Articles of Incorporation Statia Terminals Group N.V.

 3.1aXII Articles of Incorporation Statia Terminals Group N.V., as amended July 30, 2001.

 3.1b Articles of Incorporation Statia Terminals Group N.V., as amended February 22, 2002.

 4.1II Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., Statia Terminals Canada, Incorporated, as Issuers, and Statia Terminals Corporation N.V., Statia Terminals Delaware, Inc., Statia Terminals, Inc., Statia Terminals N.V., Statia Delaware Holdco II, Inc., Saba Trustcompany N.V., Bicen Development Corporation N.V., Statia Terminals Southwest, Inc., W.P. Company, Inc., Seven Seas Steamship Company, Inc., Seven Seas Steamship Company (Sint Eustatius) N.V., Point Tupper Marine Services Limited, Statia Laboratory Services N.V., Statia Tugs N.V. (collectively, the "Subsidiary Guarantors") and Marine Midland Bank.

 4.1aVI First Amendment, dated as of August 14, 1997, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland Bank.

 4.1bIV Second Amendment, dated as of February 25, 1998, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland Bank.

 4.1cI Third Amendment, dated as of July 29, 1998, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and Marine Midland Bank.

 4.1dVII Fourth Amendment of Indenture and Consent Under Securities Pledge Agreement, dated April 26, 1999.

 4.1dXIII Fifth Amendment, dated as of September 30, 2001, to the Indenture, dated as of November 27, 1996, among Statia Terminals International N.V., a Netherlands Antilles corporation, Statia Terminals Canada, Incorporated, a corporation organized under the laws of Nova Scotia, Canada, the Subsidiary Guarantors named therein and HSBC Bank USA (formerly known as Marine Midland Bank) as trustee.

 4.2II Form of Guarantee of shares issued pursuant to the Indenture (included in Exhibit 4.1 hereto).

 4.3VIII Guarantee issued pursuant to the Indenture, dated as of June 28, 1999, made by Statia Terminals Antilles N.V.

 4.4II Share Pledge Agreement, dated as of November 27, 1996, by and between Statia Terminals International N.V. and Marine Midland Bank.

 4.5I Amendment, dated as of December 18, 1998, by and among Statia Terminals Delaware N.V., Marine Midland Bank and Statia Terminals Delaware Inc. to Share Pledge Agreement, dated as of November 27, 1996 by and between Statia Terminals International N.V. and Marine Midland Bank.

 4.6II Share Pledge Agreement, dated as of November 27, 1996, by and between Statia Terminals N.V. and Marine Midland Bank.

 4.7II Share Pledge Agreement, dated as of November 27, 1996, by and between Statia Terminals Corporation N.V. and Marine Midland Bank.

 4.8II Share Pledge Agreement, dated as of November 27, 1996, by and between Seven Seas Steamship Company, Inc. and Marine Midland Bank.

 4.9VIII Share Pledge Agreement, dated as of June 28, 1999, by and among Statia Terminals Antilles N.V., Statia Terminals Delaware, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank).

 4.10VIII Amendment to Share Pledge Agreement, dated as of June 28, 1999, by and between Statia Terminals International N.V. and HSBC Bank USA (formerly known as Marine Midland Bank).

 4.11II Fiduciary Transfer of Tangible Assets Agreement, dated as of November 27, 1996, by and between Statia Terminals N.V., Saba Trustcompany N.V., Bicen Development Corporation N.V., Statia Laboratory Services N.V., Statia Tugs N.V., Seven Seas Steamship Company (Sint Eustatius) N.V. and Marine Midland Bank.

 4.12II Fiduciary Assignment of Intangible Assets Agreement, dated as of November 27, 1996, by and between Statia Terminals International N.V., Statia Terminals Corporation N.V., Statia Terminals N.V., Saba Trustcompany N.V., Bicen Development Corporation N.V., Statia Laboratory Services N.V., Seven Seas Steamship Company (Sint Eustatius) N.V., Statia Tugs N.V. and Marine Midland Bank.

 4.13II Deed of Mortgage, dated as of November 27, 1996, by and among Statia Terminals N.V., Statia Laboratory Services N.V., Saba Trustcompany N.V. and Bicen Development Corporation N.V. as mortgagors and Marine Midland Bank as mortgagee.

 4.14II Fixed and Floating Charge Debenture, made as of November 27, 1996, between Statia Terminals Canada, Incorporated and Marine Midland Bank.

 4.15II Debenture Delivery Agreement, dated as of November 27, 1996, between Statia Terminals Canada, Incorporated and Marine Midland Bank.

 4.16II Share Pledge Agreement, made as of November 27, 1996, between Statia Terminals Canada, Incorporated and Marine Midland Bank.

 4.16aXIII     Amendment to Share Pledge Agreement, dated as of September 30,
               2001, by Statia Terminals Canada, Incorporated.

 4.17II Share Pledge Agreement, dated as of November 27, 1996, between Statia Terminals Corporation N.V. and Marine Midland Bank.

 4.18II Debt Allocation Agreement, dated as of November 27, 1996, between Statia Terminals International N.V. and Statia Terminals Canada, Incorporated.

 4.19II United States Share Pledge and Security Agreement, dated as of November 27, 1996, by and among Statia Terminals International N.V., Statia Delaware Holdco II, Statia Terminals Delaware, Inc., Statia Terminals, Inc., W.P. Company, Inc. and Marine Midland Bank.

 4.20I Form of Registration Rights Agreement between Statia Terminals Group N.V. and Statia Terminals Holdings N.V.

 4.21XI Guaranty executed by Statia Terminals Group N.V. in favor of Transamerica Equipment Financial Services Corporation, dated as of December 20, 2000.

 4.22XI Loan Agreement by and between Statia Marine, Inc. and Transamerica Equipment Financial Services Corporation, dated as of December 20, 2000.

 4.23XI Promissory Note executed by Statia Marine, Inc. in favor of Transamerica Equipment Financial Services Corporation, dated as of December 20, 2000.

 4.24XI First Preferred Ship Mortgage executed by Statia Marine, Inc. in favor of Transamerica Equipment Financial Services Corporation, dated as of December 20, 2000.

 4.25XIII Statia Terminals Partnership Agreement made as of September 21, 2001, between Statia Terminals Canada, Incorporated, Point Tupper Marine Services Limited, and Statia Terminals Canada Holdings, Inc.

 4.26XIII Securities Pledge Agreement, dated as of September 30, 2001, by and among Point Tupper Marine Services Limited and Statia Terminals Canada Holdings, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank), as Trustee.

 4.27XIII Guarantee, dated as of September 30, 2001, made by Statia Terminals Canada, Incorporated, Point Tupper Marine Services Limited and Statia Terminals Canada Holdings, Inc.

 4.28XIII Guarantee, dated as of September 30, 2001, made by Statia Terminals Canada Holdings, Inc.

 10.1II        Marine Fuel Agreement, dated as of May 6, 1993 ("Marine Fuel
               Agreement").

 10.2II Amendment, dated as of January 1, 1996 to (i) the Storage and Throughput Agreement, dated as of May 6, 1993 ("Storage and Throughput Agreement") and (ii) the Marine Fuel Agreement.

 10.3II        Extension to Marine Fuel Agreement, dated as of December 27,
               1996.

 10.3aIV Amendment, dated as of December 27, 1996 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement.

 10.3bIV Amendment, dated as of December 28, 1997 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement.

 10.3cI Amendment, dated February 26, 1999 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement.

 10.3dXI Amendment, dated June 28, 2000 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement.

 10.3eXII Amendment, dated June 26, 2001 to (i) the Storage and Throughput Agreement and (ii) the Marine Fuel Agreement.

 10.4II        Storage and Throughput Agreement, dated as of August 20, 1993.

 10.4aX Amendment, dated as of October 1999 to the Storage and Throughput Agreement.

 10.4bXI Amendment, dated as of January 10, 2001 to the Storage and Throughput Agreement.

 10.5II        Storage and Throughput Agreement, dated as of August 1, 1994.

 10.5aV Letter of extension, dated as of March 23, 1999 to the Storage and Throughput Agreement.

 10.5bXI Amendment, dated as of December 20, 2000 to the Storage and Throughput Agreement.

 10.6VII Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and James G. Cameron.

 10.6aXIII     Amended and restated Employment Agreement, effective August 29,
               2001, between Statia Terminals Group N.V., Statia Terminals, Inc.
               and James G. Cameron.

 10.6bXIII     Amended and restated Employment Agreement, effective November 12,
               2001, between Statia Terminals Group N.V., Statia Terminals, Inc.
               and James G. Cameron.

 10.7VII Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and Thomas M. Thompson, Jr.

 10.7aXIII     Amended and restated Employment Agreement, effective August 29,
               2001, between Statia Terminals Group N.V., Statia Terminals, Inc.
               and Thomas M. Thompson, Jr.

 10.7bXIII     Amended and restated Employment Agreement, effective November 12,
               2001, between Statia Terminals Group N.V., Statia Terminals, Inc.
               and Thomas M. Thompson, Jr.

 10.8VII Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and Robert R. Russo.

 10.8aXIII     Amended and restated Employment Agreement, effective August 29,
               2001, between Statia Terminals Group N.V., Statia Terminals, Inc.
               and Robert R. Russo.

 10.8bXIII     Amended and restated Employment Agreement, effective November 12,
               2001, between Statia Terminals Group N.V., Statia Terminals, Inc.
               and Robert R. Russo.

 10.9VII Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and John D. Franklin.

 10.9aXIII     Amended and restated Employment Agreement, effective August 29,
               2001, between Statia Terminals Group N.V., Statia Terminals, Inc.
               and John D. Franklin.

 10.9bXIII     Amended and restated Employment Agreement, effective November 12,
               2001, between Statia Terminals Group N.V., Statia Terminals, Inc.
               and John D. Franklin.

 10.10VII Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and James F. Brenner.

 10.10aXIII    Amended and restated Employment Agreement, effective August 29,
               2001, between Statia Terminals Group N.V., Statia Terminals, Inc.
               and James F. Brenner.

 10.10bXIII    Amended and restated Employment Agreement, effective November 12,
               2001, between Statia Terminals Group N.V., Statia Terminals, Inc.
               and James F. Brenner.

 10.11VII Amended and restated Employment Agreement, effective April 28, 1999, between Statia Terminals Group N.V., Statia Terminals, Inc. and Jack R. Pine.

 10.11aXIII    Amended and restated Employment Agreement, effective August 29,
               2001, between Statia Terminals Group N.V., Statia Terminals, Inc.
               and Jack R. Pine.

 10.11bXIII    Amended and restated Employment Agreement, effective November 12,
               2001, between Statia Terminals Group N.V., Statia Terminals, Inc.
               and Jack R. Pine.

 10.12II Loan Agreement, dated as of November 27, 1996 between Congress Financial Corporation (Florida) and Statia Terminals N.V.

 10.13II Loan Agreement, dated as of November 27, 1996, by and among Congress Financial Corporation (Canada), Statia Terminals Canada, Incorporated and Point Tupper Marine Services Limited.

 10.15I        Form of 1999 Share Option Plan.

 10.16XIII     Statia Salaried Employee Severance Pay Plan, as adopted effective
               August 29, 2001.

 99.1          Letter Regarding Arthur Andersen LLP

I Incorporated by reference to our Registration Statement on Form S-1, dated February 12, 1999, and amendments thereto filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333-72317), which became effective on April 26, 1999.

II Incorporated by reference to the Registration Statement of Statia Terminals International N.V. and Statia Terminals Canada, Incorporated on Form S-4, dated December 20, 1996, and amendments thereto filed with the U.S. Securities and Exchange Commission (Registration Statement No. 333-18455), which became effective on February 14, 1997.

III Incorporated by reference to the December 31, 1996 Form 10-K of Statia Terminals International N.V. and Statia Terminals Canada, Incorporated, dated May 13, 1997.

IV Incorporated by reference to the December 31, 1997 Form 10-K of Statia Terminals International N.V. and Statia Terminals Canada, Incorporated, dated March 31, 1998.

V Incorporated by reference to the December 31, 1998 10-K of Statia Terminals International N.V. and Statia Terminals Canada, Incorporated, dated March 31, 1999.

VI Incorporated by reference to the September 30, 1997 Form 10-Q of Statia Terminals International N.V. and Statia Terminals Canada, Incorporated, dated November 14, 1997.

VII      Incorporated by reference to our March 31, 1999 Form 10-Q, dated May
         13, 1999.

VIII Incorporated by reference to our June 30, 1999 Form 10-Q, dated August 12, 1999.

IX Incorporated by reference to our September 30, 1999 Form 10-Q, dated November 15, 1999.

X Incorporated by reference to our December 31, 1999 Form 10-K, dated March 17, 2000.

XI Incorporated by reference to our December 31, 2000 Form 10-K, dated March 9, 2001.

XII Incorporated by reference to our June 30, 2001 Form 10-Q, dated August 14, 2001.

XIII Incorporated by reference to our September 30, 2001 Form 10-Q, dated November 14, 2001.

XIV Incorporated by reference to our Current Report on Form 8-K, dated November 14, 2001.

XV Incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A, dated January 24, 2002.